Form 10-Q
period 2005-06-30
James River Group, INC
filed 2005-09-16
CIK 1325177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-51480

                             JAMES RIVER GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           05-0539572
--------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

1414 RALEIGH ROAD, SUITE 415, CHAPEL HILL, NC                      27517
--------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (919) 883-4171

--------------------------------------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

     INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED
TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING
THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS YES ___  NO   X
                                              -----

     INDICATE BY CHECK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES ___  NO   X
                                                        -----

     ON SEPTEMBER 12, 2005, 15,070,053 SHARES OF THE REGISTRANT'S COMMON STOCK,
PAR VALUE $0.01 PER SHARE, WERE OUTSTANDING.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets                           3

              Condensed Consolidated Income Statements                        5

              Condensed Consolidated Statements of Cash Flows                 6

              Notes to Condensed Consolidated Financial Statements            7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      19

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     40

     Item 4.  Controls and Procedures                                        41

PART II. OTHER INFORMATION

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    43

     Item 4.  Submission of Matters to a Vote of Security Holders            43

     Item 6.  Exhibits                                                       44

     Signatures                                                              47

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          (UNAUDITED)
                                                                           JUNE 30,          DECEMBER 31,
                                                                             2005                2004
                                                                      ---------------------------------------
                                                                                  (IN THOUSANDS)

ASSETS
Investments:
  Fixed maturity securities available-for-sale, at fair value
    (amortized cost: 2005 - $227,646;  2004 - $172,889)                  $   227,801         $    172,731
  Equity securities available-for-sale, at fair value
    (cost: 2005 - $987; 2004 - $2,300)                                           976                2,290
Short-term investments                                                         9,419                4,639
                                                                      ---------------------------------------
Total investments                                                            238,196              179,660

Cash and cash equivalents                                                     12,665               15,571
Accrued investment income                                                      2,415                1,809
Premiums receivable and agents' balances                                      19,549               18,265
Reinsurance recoverable on unpaid losses                                      34,639               15,200
Prepaid reinsurance premiums                                                  13,263               12,003
Deferred policy acquisition costs                                             13,878               11,344
Intangible insurance assets                                                    4,184                4,184
Deferred tax assets                                                            4,663                3,598
Property and equipment, net                                                    3,065                3,239
Other assets                                                                   4,033                2,075

                                                                      ---------------------------------------
Total assets                                                             $   350,550         $    266,948
                                                                      =======================================


See accompanying notes.

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                           (UNAUDITED)
                                                                             JUNE 30,            DECEMBER 31,
                                                                               2005                  2004
                                                                      ---------------------------------------
                                                                       (IN THOUSANDS EXCEPT FOR SHARE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY
Reserve for losses and loss adjustment expenses                           $       106,965      $      62,243
Unearned premiums                                                                  93,627             78,290
Payables to reinsurers                                                              2,163                326
Accrued expenses                                                                    3,792              4,182
Federal income taxes payable                                                          634              1,010
Senior debt                                                                        15,000             15,000
Junior subordinated debt                                                           22,681             22,681
Funds held                                                                         10,546                  -
Other liabilities                                                                   2,933              2,521
                                                                      ---------------------------------------
Total liabilities                                                                 258,341            186,253

Commitments

Stockholders' equity:
  Convertible preferred stock - $0.01 par value and 1,500,000 shares authorized:
    Series A - stated value $100 per share; 85,000 shares authorized, issued and outstanding; liquidation preference of $17,743
      and $15,527 at June 30, 2005 and December 31, 2004, respectively              8,439              8,439
    Series B - stated value $100 per share; 713,500 shares
      authorized, issued and outstanding; liquidation
      preference of $74,466 and $71,350 at June 30, 2005 and
      December 31, 2004, respectively                                              71,117             71,117
Common stock - $0.01 par value; 20,000,000 shares authorized; 10
shares issued and outstanding                                                           -                  -
Common stock warrants                                                                 524                524
                                                                      ---------------------------------------
                                                                                   80,080             80,080

Notes receivable from employees and directors                                       (545)            (2,565)
Retained earnings                                                                  12,580              3,289
Accumulated other comprehensive income (loss)                                          94              (109)
                                                                      ---------------------------------------
Total stockholders' equity                                                         92,209             80,695
                                                                      ---------------------------------------
Total liabilities and stockholders' equity                                $       350,550      $     266,948
                                                                      =======================================


See accompanying notes.

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)



                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  JUNE 30                               JUNE 30
                                 ---------------------------------------------------------------------------
                                          2005              2004                2005             2004
                                 ---------------------------------------------------------------------------
                                                        (IN THOUSANDS EXCEPT FOR SHARE DATA)
REVENUES

Direct written premiums              $        57,794    $     29,643        $    104,814      $    53,581
Ceded written premiums                       (19,266)         (4,529)            (35,296)         (10,753)
                                 ---------------------------------------------------------------------------
Net written premiums                          38,528          25,114              69,518           42,828
Change in net unearned premiums               (7,454)         (9,033)            (13,612)         (17,492)
                                 ---------------------------------------------------------------------------
Net earned premiums                           31,074          16,081              55,906           25,336

Net investment income                          2,017             762               3,762            1,350
Realized losses                                 (73)               -                 (98)               -
Other income                                      31              66                  76               95
                                 ---------------------------------------------------------------------------
Total revenues                                33,049          16,909              59,646           26,781
EXPENSES
Losses and loss adjustment
  expenses                                    18,960          10,456              32,354           16,309
Other operating expenses                       6,480           4,395              12,173            7,833
Interest expense                                 642             111               1,230              111
                                 ---------------------------------------------------------------------------
Total expenses                                26,082          14,962              45,757           24,253
                                 ---------------------------------------------------------------------------
Income before taxes                            6,967           1,947              13,889            2,528
Federal income tax expense                     2,282               -               4,598                -
                                 ---------------------------------------------------------------------------
Net income                           $         4,685    $      1,947        $      9,291      $     2,528
                                 ===========================================================================

Earnings per share
  Basic                              $    349,033.70    $  76,288.70        $ 691,518.90      $ 17,323.40
                                 ===========================================================================
  Diluted                            $          0.46    $       0.21        $       0.91      $      0.27
                                 ===========================================================================


See accompanying notes.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30
                                                                     -----------------------------------
                                                                          2005               2004
                                                                     -----------------------------------
                                                                                 (IN THOUSANDS)

OPERATING ACTIVITIES
Net cash provided by operating activities                              $    54,896         $    33,001

INVESTING ACTIVITIES Securities available-for-sale:
    Purchases - fixed maturity securities                                  (71,394)            (58,369)
    Purchases - equity securities                                                -              (2,300)
    Maturities and calls - fixed maturity securities                         6,699               1,360
    Sales - fixed maturity securities                                        9,117                   -
    Sales - equity securities                                                1,300                   -
    Payable to securities brokers                                             (178)                  -
Net (purchases) sales of short-term investments                             (4,780)              7,024
Purchases of property and equipment                                           (289)               (491)
                                                                     -----------------------------------
Net cash used in investing activities                                      (59,525)            (52,776)

FINANCING ACTIVITIES
Proceeds from issuance of Series B Preferred Stock                               -               1,350
Issuance of senior debt                                                          -              15,000
Issuance of junior subordinated debt                                             -               7,000
Issuance costs                                                                (297)               (734)
Notes receivable from officers and directors                                 2,020                   -
                                                                     -----------------------------------
Net cash provided by financing activities                                    1,723              22,616
                                                                     -----------------------------------

Change in cash and cash equivalents                                         (2,906)              2,841
Cash and cash equivalents at beginning of period                            15,571               9,352
                                                                     -----------------------------------
Cash and cash equivalents at end of period                             $    12,665         $    12,193
                                                                     ===================================


See accompanying notes.

         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2005

                      (in thousands except for share data)

1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the
United States for interim financial information and do not contain all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. Readers are urged to review the Company's 2004 audited consolidated financial statements for a more complete description of the Company's business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2004 was derived from the Company's audited annual consolidated financial statements.

Significant intercompany transactions and balances have been eliminated.

ESTIMATES AND ASSUMPTIONS

Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures.
Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

PENDING ADOPTION OF ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board issued Statement
No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation.
Statement 123(R) supersedes Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees (APB Opinion No. 25) and amends FASB
Statement No. 95, Statement of Cash Flows.

         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

PENDING ADOPTION OF ACCOUNTING STANDARDS (CONTINUED)

Statement 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under Statement 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after the Company's adoption of Statement 123(R). The Company will adopt
Statement 123(R) on January 1, 2006.

Prior to May 3, 2005 (the date that the Company filed the Form S-1 with the
Securities and Exchange Commission), the Company used the minimum value method to calculate the pro forma disclosures required by Statement 123. When the
Company adopts Statement 123(R) on January 1, 2006, it will continue to account for the portion of awards outstanding prior to May 3, 2005 using the provisions of APB Opinion No. 25 and its related interpretive guidance.

For awards issued on or after May 3, 2005, and for awards modified, repurchased or cancelled on or after that date, the Company will use an option pricing model other than the minimum value method to calculate the pro forma disclosures required by Statement 123. When the Company adopts Statement 123(R) on January
1, 2006, it will begin recognizing the expense associated with these awards in the income statement over the award's remaining vesting period using the modified prospective method. Because the amount, terms and fair values of awards to be issued in the future are uncertain, the impact of the adoption of
Statement 123(R) on the Company's financial statements is not known at this time.

STOCK OPTIONS

The Company grants stock options to employees and directors for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25 and, accordingly, recognizes no compensation expense for the stock option grants.

         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the effect on net income and earnings per share had the minimum value method been used:



                                                THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                     JUNE 30                                    JUNE 30
                                    ------------------------------------------------------------------------------------
                                            2005                 2004                  2005                2004
                                    ------------------------------------------------------------------------------------

Net income - as reported               $      4,685         $        1,947        $        9,291       $       2,528
Stock-based compensation
  expense, net of tax                          (208)                  (200)                 (421)               (359)
                                    ------------------------------------------------------------------------------------
Net income -
  pro forma                            $      4,477         $        1,747 $               8,870 $             2,169
                                    ====================================================================================

Earnings per share - as reported:
Basic                                  $ 349,033.70         $    76,288.70       $    691,518.90       $   17,323.40
                                    ====================================================================================
Diluted                                $       0.46         $         0.21       $          0.91       $        0.27
                                    ====================================================================================

Earnings per share - pro forma:
Basic                                  $ 328,234.30         $    56,305.30       $    649,388.90       $  (18,549.20)
                                    ====================================================================================
Diluted                                $       0.44         $         0.19       $          0.88       $        0.24
                                    ====================================================================================


         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

CHANGES IN ESTIMATES

A change in estimate related to the premium earned in the Workers' Compensation
Insurance segment as a result of the payroll audit process resulted in an increase in net earned premiums of $601, an increase in losses and loss adjustment expenses incurred of $182 and an increase in income before taxes of
$419 for the three and six months ended June 30, 2005. Although premium rates on our workers' compensation policies are fixed, the final premium on a policy will vary based on the difference between the estimated payroll of the customer at the time the policy is written and the final audited payroll of the customer during the policy period.

In the second quarter of 2004, we adjusted the estimated reinsurance premium ceding rate on one of our retrospective experience rated reinsurance treaties.
The impact of this adjustment was to reduce ceded written premiums by $3,683, increase net earned premiums by $1,622, increase losses and loss adjustment expenses incurred by approximately $973 and increase income before taxes by $649 in the second quarter of 2004.

         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

2.   EARNINGS PER SHARE



                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  JUNE 30                                JUNE 30
                                    -----------------------------------------------------------------------------
                                          2005               2004               2005                 2004
                                    -----------------------------------------------------------------------------

Net income - numerator for diluted
  earnings per share                  $       4,685      $      1,947       $       9,291        $       2,528
Dividends in arrears                         (1,195)           (1,184)             (2,376)              (2,355)
                                    -----------------------------------------------------------------------------
Net income available to common
  shareholders - numerator for
  basic earnings per share            $       3,490      $        763       $       6,915        $         173
                                    =============================================================================
Weighted average common shares
  outstanding - denominator for
  basic earnings per share                       10                10                  10                   10

Dilutive potential common shares:
Series A Preferred Stock
                                          1,700,000         1,700,000           1,700,000            1,700,000
Series B Preferred Stock                  7,135,000         7,081,590           7,135,000            7,040,800
Preferred stock dividends                 1,057,600           528,210             991,890              462,710
  Options                                   322,030                 -             322,440                    -
  Warrants                                   29,920                 -              29,920                    -
                                    -----------------------------------------------------------------------------
Weighted average common shares and
  diluted potential common
  shares outstanding -
  denominator for diluted
  earnings per share                     10,244,560         9,309,810          10,179,260            9,203,520
                                    =============================================================================

Earnings per share:
  Basic                               $  349,033.70      $  76,288.70       $  691,518.90        $   17,323.40
                                    =============================================================================
  Diluted                             $        0.46      $       0.21       $        0.91        $        0.27
                                    =============================================================================
Anti-dilutive securities excluded
  from diluted earnings per share            46,470         1,806,330              46,470            1,806,330
                                    =============================================================================


All common stock share and per share amounts have been retroactively adjusted to give effect to a ten-for-one stock split of the Company's common stock effective
August 9, 2005 to shareholders of record on that date.

         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

3.   INCOME TAXES

Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to interest on tax-advantaged state and municipal securities for the three-month and six-month periods ended June 30, 2005. There was no income tax expense for the three-month or six-month periods ended June 30, 2004 because taxable income was fully offset by net operating loss carryforwards.

4.   RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

A rollforward of the reserve for losses and loss adjustment expenses (LAE), net of reinsurance, is presented below:



                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JUNE 30                            JUNE 30
                                              ----------------------------------------------------------------------
                                                    2005              2004             2005             2004
                                              ----------------------------------------------------------------------

Reserve for losses and LAE net of
  reinsurance recoverables at beginning of
  period                                        $     57,121      $      8,443     $     47,043      $      3,183
Add: Incurred losses and LAE net of
  reinsurance:
Current year                                          18,708            10,377           34,419            16,323
Prior years                                              252                79           (2,065)              (14)
                                              ----------------------------------------------------------------------
  Total incurred losses and LAE                       18,960            10,456           32,354            16,309
Deduct: Loss and LAE payments net of
    reinsurance:
Current year                                           1,619               679            2,658             1,044
Prior years                                            2,136                39            4,413               267
                                              ----------------------------------------------------------------------
  Total loss and LAE payments                          3,755               718            7,071             1,311
                                              ----------------------------------------------------------------------
Reserve for losses and LAE net of
  reinsurance recoverables at end of period           72,326            18,181           72,326            18,181
Add: Reinsurance recoverables on unpaid
  losses and LAE at end of period                     34,639            10,889           34,639            10,889
                                              ----------------------------------------------------------------------
Reserve for losses and LAE gross of
  reinsurance recoverables on unpaid
  losses and LAE at end of period               $    106,965      $     29,070     $    106,965      $     29,070
                                              ======================================================================


         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

4.   RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

The foregoing rollforward shows that a $252 deficiency developed in the three months ended June 30, 2005 on the 2003 and 2004 accident years. Of this development, $668 of favorable development occurred in the excess and surplus insurance property lines for the 2004 accident year. This favorable development in the property lines was offset by $199 of adverse development for the excess and surplus insurance casualty lines and by $709 of incurred losses related to the Company's share of the North Carolina involuntary workers' compensation pool's 2004 accident year results. Also, a $79 deficiency developed in the three months ended June 30, 2004 on reserves for losses and LAE for the 2003 accident year.

The foregoing rollforward also shows that a $2,065 redundancy developed in the six months ended June 30, 2005 on the reserve for losses and LAE held at
December 31, 2004. Of this favorable development, $2,382 occurred in the excess and surplus insurance property lines for the 2004 accident year and $283 occurred in the workers' compensation insurance lines for the 2004 accident year. This favorable development was partially offset by $709 of incurred losses related to the Company's share of the North Carolina involuntary workers'
compensation pool's 2004 accident year results. Also a $14 redundancy developed in the six months ended June 30, 2004 on the reserve for losses and LAE held at
December 31, 2003.

5.   RELATED PARTY TRANSACTIONS

As part of its 2003 Series B Preferred Stock offerings, the Company loaned a total of $2,565 to employees and directors to purchase shares in the transactions. The notes have an interest rate of 4.5% and are reported in the accompanying balance sheets as a reduction in stockholders' equity. In April
2005, all of the outstanding loans extended to directors and executive officers were repaid in full. Repayments to the Company totaled $2,020. Interest on the notes is recorded as other income and totaled $11 and $29 for the three-month periods ended June 30, 2005 and 2004, respectively, and $40 and $58 for the six-month periods ended June 30, 2005 and 2004, respectively.

         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

6.   COMPREHENSIVE INCOME (LOSS)



                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30                            JUNE 30
                                        -----------------------------------------------------------------------
                                              2005              2004               2005             2004
                                        -----------------------------------------------------------------------

Unrealized gains (losses) arising
  during the period, before taxes         $      3,622      $     (3,132)      $       213      $    (1,792)
Income taxes                                    (1,267)              364               (74)               -
                                        -----------------------------------------------------------------------
Unrealized gains (losses) arising                2,355            (2,768)              139           (1,792)
  during the period, net of taxes
Less reclassification adjustment:
Gains (losses) realized in net
  income (loss)                                    (73)                -               (98)               -
Income taxes                                        25                 -                34                -
                                        -----------------------------------------------------------------------
Reclassification adjustment for gains              (48)                -               (64)               -
  (losses) realized in net income
  (loss)
                                        -----------------------------------------------------------------------
Other comprehensive income (loss)                2,403            (2,768)              203           (1,792)
Net income                                       4,685             1,947             9,291            2,528
                                        -----------------------------------------------------------------------
Comprehensive income (loss)               $      7,088      $       (821)      $     9,494      $       736
                                        =======================================================================


7.   CONTINGENT LIABILITIES

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position or results of operations.

         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

8.   SEGMENT INFORMATION

The Company has three reportable segments: the Excess and Surplus Insurance segment, the Workers' Compensation Insurance segment and the Corporate and Other segment. Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and loss adjustment expenses and other operating expenses of the insurance segments. Segment results are reported prior to the effects of the intercompany reinsurance pooling agreement between the Company's insurance subsidiaries. The following table summarizes segment results:



                                                              WORKERS'          CORPORATE
                                       EXCESS AND           COMPENSATION           AND
                                    SURPLUS INSURANCE        INSURANCE            OTHER             TOTAL
                                    ------------------- --------------------- --------------- ----------------

THREE MONTHS ENDED JUNE 30, 2005
Direct written premiums               $       49,466      $          8,328      $        -      $    57,794
Net earned premiums                           24,423                 6,651               -           31,074
Segment revenues                              26,001                 6,985              63           33,049
Net investment income                          1,583                   325             109            2,017
Interest expense                                   -                     -             642              642
Underwriting profit (loss)                     5,619                   256               -            5,875
Segment assets                               293,353                44,034          13,163          350,550

THREE MONTHS ENDED JUNE 30, 2004
Direct written premiums               $       27,903      $          1,740      $        -      $    29,643
Net earned premiums                           15,215                   866               -           16,081
Segment revenues                              15,815                 1,054              40           16,909
Net investment income                            600                   151              11              762
Interest expense                                   -                     -             111              111
Underwriting profit (loss)                     2,062                 (749)               -            1,313
Segment assets                               153,404                20,323           9,006          182,733


         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

8.   SEGMENT INFORMATION (CONTINUED)



                                                             WORKERS'          CORPORATE
                                        EXCESS AND         COMPENSATION           AND
                                    SURPLUS INSURANCE        INSURANCE           OTHER            TOTAL
                                    ------------------- -------------------- --------------- ----------------

SIX MONTHS ENDED JUNE 30, 2005
Direct written premiums               $       91,235      $        13,579      $        -      $   104,814
Net earned premiums                           45,255               10,651               -           55,906
Segment revenues                              48,179               11,237             230           59,646
Net investment income                          2,929                  572             261            3,762
Interest expense                                   -                    -           1,230            1,230
Underwriting profit (loss)                    11,261                  757               -           12,018
Segment assets                               293,353               44,034          13,163          350,550

SIX MONTHS ENDED JUNE 30, 2004
Direct written premiums               $       51,136      $         2,445      $        -      $    53,581
Net earned premiums                           24,159                1,177               -           25,336
Segment revenues                              25,198                1,513              70           26,781
Net investment income                          1,039                  299              12            1,350
Interest expense                                   -                    -             111              111
Underwriting profit (loss)                     2,744              (1,528)               -            1,216
Segment assets                               153,404               20,323           9,006          182,733


         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

8.   SEGMENT INFORMATION (CONTINUED)

The following table reconciles the underwriting profit (loss) of the insurance segments by individual segment to consolidated income before taxes.



                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      JUNE 30                                JUNE 30
                                       --------------------------------------------------------------------------
                                              2005             2004                2005                2004
                                       --------------------------------------------------------------------------

Underwriting profit (loss) of Excess
  and Surplus Insurance segment           $      5,619     $      2,062        $     11,261         $     2,744
Underwriting profit (loss) of the
  Workers' Compensation Insurance
  segment                                          256             (749)                757              (1,528)
                                       --------------------------------------------------------------------------
Total underwriting profit (loss) of              5,875            1,313              12,018               1,216
  insurance segments
Net investment income                            2,017              762               3,762               1,350
Realized investment losses                         (73)               -                 (98)                  -
Other income                                        31               66                  76                  95
Other operating expenses of the
  Corporate and Other segment                     (241)             (83)               (639)                (22)
Interest expense                                  (642)            (111)             (1,230)               (111)
                                       --------------------------------------------------------------------------
Consolidated income before taxes          $      6,967     $      1,947        $     13,889         $     2,528
                                       ==========================================================================


         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

9.   SUBSEQUENT EVENTS

On May 3, 2005, the Company filed a registration statement on Form S-1 with the
Securities Exchange Commission for the purpose of making an initial public offering of common stock. The Company's registration statement was declared effective on August 8, 2005. On August 9, 2005, the Company increased the number of authorized shares of common stock to 100,000,000, decreased the number of authorized shares of preferred stock to 5,000,000 and affected a ten-for-one split of the Company's common stock to shareholders of record on that date. All common stock share and per share amounts have been restated to give retroactive effect to the stock split. Immediately prior to the closing of the initial public offering on August 12, 2005, all of the Company's outstanding Series A
Preferred Stock and Series B Preferred Stock, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of common stock. Gross proceeds from the sale of 4,444,000 shares of common stock, at an initial public offering price per share of $18.00, totaled $79,992. Estimated costs associated with the initial public offering included $5,600 of underwriting costs and $1,100 of other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of common stock were issued at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $11,999 and underwriting costs were $840.

On August 8, 2005, the Company issued 416,895 options for the purchase of its common stock at the initial public offering price of $18.00 per share to certain employees and directors. On September 15, 2005, the Company issued 35,084 options for the purchase of its common shares to its Chief Executive Officer with an exercise price equal to the fair value of the shares at the date of grant.

In August 2005, Hurricane Katrina made landfall in several states, including
Louisiana. The Company's preliminary estimate of after-tax losses from Hurricane
Katrina for the quarter ended September 30, 2005 is in a range of $2,000 to
$2,600, or $0.14 to $0.19 per diluted share, net of expected reinsurance recoveries and including the reinstatement premiums required by the Company's catastrophe reinsurance treaties. The Company's preliminary loss estimate is based primarily on an analysis of each individual policy in the affected areas using catastrophe models to estimate the likely impact of the hurricane on the properties the Company insures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

OVERVIEW

James River Group, Inc. is a holding company that owns and manages property/casualty insurance companies focused on specialty insurance niches. We seek to earn a profit from underwriting. This means that we intend for the premiums we earn in any period to be sufficient to pay all of the losses and loss adjustment expenses we incur during the period as well as all of the expenses associated with our operations. Our insurance companies individually underwrite each risk that we issue a policy for, and our companies do not grant any underwriting authority to our insurance agents and brokers.

Net income was $4.7 million for the three months ended June 30, 2005 and $1.9 million for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $9.3 million compared to $2.5 million for the six months ended June 30, 2004.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgments concerning future results and developments in making these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities.

We evaluate our estimates on a continual basis using information that we believe to be relevant. These reviews include evaluating the adequacy of reserves for losses and loss adjustment expenses, evaluating the investment portfolio for other-than-temporary declines in estimated fair value, analyzing the recoverability of deferred tax assets, analyzing the retrospective experience-rated provsions in our reinsurance contracts and evaluating intangible insurance assets for impairment. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are urged to review "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Critical Accounting Policies" and Note 1
to the 2004 audited consolidated financial statements contained in our Form S-1, as amended, on file with the Securities and Exchange Commission for a more complete description of our critical accounting estimates and our accounting policies.

RESULTS OF OPERATIONS

The following table summarizes our results for the three and six months ended
June 30, 2005 and 2004:



                                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                                      JUNE 30,                                         JUNE 30,
                                     --------------------------------------------    ----------------------------------------------
                                                                     PERCENTAGE                                        PERCENTAGE
                                        2005           2004            CHANGE             2005            2004           CHANGE
                                     -----------    -----------    --------------    -------------    -----------    --------------
                                                                           ($ IN THOUSANDS)

Direct written premiums...........      $57,794        $29,643            95.0%          $104,814        $53,581            95.6%
                                        =======        =======                           ========        =======
Net written premiums  ............       38,528         25,114            53.4%            69,518         42,828            62.3%
                                         ======         ======                             ======         ======
Net earned premiums   ............       31,074         16,081            93.2%            55,906         25,336             121%
Net investment income                     2,017            762             165%             3,762          1,350             179%
Realized investment losses........         (73)              -                 -             (98)              -                 -
Other income......................           31             66           (53.0%)               76             95           (20.0%)
                                             --             --                                 --             --
    Total revenues................       33,049         16,909            95.5%            59,646         26,781             123%

Losses and loss adjustment               18,960         10,456            81.3%            32,354         16,309            98.4%
  expenses........................
Other operating expenses..........        6,480          4,395            47.4%            12,173          7,833            55.4%
Interest expense..................          642            111             478%             1,230            111           1,008%
                                            ---            ---                              -----            ---
    Total expenses................       26,082         14,962            74.3%            45,757         24,253            88.7%
                                         ------         ------                             ------         ------
Income before taxes...............        6,967          1,947             258%            13,889          2,528             449%
Federal income tax
  expense.........................        2,282              -                -             4,598              -                -
                                         ------         ------                             ------         ------
Net income........................       $4,685         $1,947             141%            $9,291         $2,528             268%
                                         ======         ======                             ======         ======


Direct written premiums increased 95.0% from $29.6 million for the three months ended June 30, 2004 to $57.8 million for the three months ended June 30, 2005.
Direct written premiums for the six months ended June 30, 2005 were up 95.6%
$104.8 million from $53.6 million for the six months ended June 30, 2004. Growth in the broker network at James River Insurance Company (James River Insurance)
and the agency network at Stonewood Insurance Company (Stonewood Insurance) were key drivers for the increase in direct written premiums. James River Insurance produced $49.5 million and $91.2 million, respectively, of direct written premiums in the three and six months ended June 30, 2005 compared to $27.9 million and $51.1 million, respectively, in the three and six months ended June
30, 2004. Because James River Insurance wrote its first insurance policy effective July 1, 2003, results for the three months ended June 30, 2004 did not include any renewal premiums, while direct written premiums for the three and six months ended June 30, 2005 included $16.2 million and $28.0 million, respectively, of renewal premiums. Stonewood Insurance produced $8.3 million and
$13.6 million, respectively, of direct written premiums in the three and six months ended June 30, 2005 compared to $1.7 million and $2.4 million in the three and six months ended June 30, 2004. Because Stonewood Insurance wrote its first insurance policy effective January 1, 2004, results for the three months ended June 30, 2004 did not include any renewal premiums, while direct written premiums for the three and six months ended June 30, 2005 included $1.4 million and $1.9 million, respectively, of renewal premiums. Stonewood Insurance did not receive its "A-" (Excellent) rating from A.M. Best until April 2004, and the lack of a rating in the first quarter of 2004 limited direct written premium production in that quarter.

Net written premiums were $38.5 million for the three months ended June 30,
2005, a 53.4% increase compared to $25.1 million for the three months ended June
30, 2004. Net written premiums for the six months ended June 30, 2005 were up
62.3% to $69.5 million from $42.8 million for the six months ended June 30,
2004. The written premium ceding ratio (ratio of ceded written premiums to direct written premiums) increased to 33.3% and 33.7%, respectively, for the three and six months ended June 30, 2005 from 15.3% and 20.1%, respectively, for the three and six months ended June 30, 2004. Net written premiums grew by a smaller percentage than direct written

premiums in 2005 because we entered into a quota share reinsurance contract effective January 1, 2005 that transfers a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of our direct written premiums on that business. Ceded written premiums related to this quota share treaty for the three and six months ended June 30, 2005 totaled $8.5 million and $16.0 million, respectively. The effects of this quota share contract on our written premium ceding ratio for the three and six months ended June 30, 2005 were partially offset by the reduction in the written premium ceding ratio resulting from our decision to increase the amount of risk we retain before reinsurance on the primary casualty policies sold by James River Insurance from $405,000 to $1.0 million per risk effective July 1, 2004. In the second quarter of 2004, we adjusted the estimated reinsurance premium ceding rate on one of our retrospective experience rated reinsurance treaties. The impact of this adjustment was to reduce ceded written premiums by $3.7 million, increase net earned premiums by $1.6 million and increase losses and loss adjustment expenses incurred by approximately $1.0 million in the second quarter of 2004.

Net earned premiums grew 93.2% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and 121% for the six months ended June
30, 2005 compared to the six months ended June 30, 2004. Premiums are earned ratably over the terms of our insurance policies, generally 12 months.

Net investment income for the three months ended June 30, 2005 was $2.0 million, up 165% from $762,000 for the three months ended June 30, 2004. Net investment income for the six months ended June 30, 2005 was up 179% compared to the six months ended June 30, 2004. The increase in net investment income reflects the significant growth in our cash and invested assets from $132.3 million at June
30, 2004 to $250.9 million at June 30, 2005. The growth in our cash and invested assets came from net written premiums and $15.0 million of net proceeds from the offering of debt securities in December 2004. The annualized gross investment yield (before investment expenses) on average cash and invested assets for the three and six months ended June 30, 2005 was 3.8% and 3.7%, respectively. The annualized gross investment yield on our average fixed maturity security balance for the three and six months ended June 30, 2005 was 4.0%. We have significantly increased our holdings of tax-advantaged state and municipal fixed maturity securities over the past twelve months. We believe that after considering their tax-advantaged characteristics, these state and municipal securities represent a good value relative to other market segments. Our annualized tax equivalent yield on our average fixed maturity security balance was 4.4% for the three and six months ended June 30, 2005. The annualized gross investment yield on average cash and invested assets for the three and six months ended June 30, 2004 was
3.0% and 2.9%, respectively.

The largest component of other income is the interest we earned on notes receivable from employees and directors. The notes have an annual interest rate of 4.5%. Interest on the notes was $11,000 and $40,000, respectively, in the three and six months ended June 30, 2005 and $29,000 and $58,000, respectively, in the three and six months ended June 30, 2004. In April 2005, the notes receivable from our executive officers and directors totaling $2.0 million were paid off by the borrowers, leaving $545,000 of notes receivable outstanding at
June 30, 2005 from our employees who are not executive officers.

Realized investment losses were $73,000 in the three months ended June 30, 2005 and $98,000 for the six months ended June 30, 2005. There were no realized gains or losses in the three or six months ended June 30, 2004.

Losses and loss adjustment expenses (LAE) totaled $19.0 million for the three months ended June 30, 2005 representing a 81.3% increase compared to losses and
LAE of $10.5 million for the three months ended June 30, 2004. The loss ratio
(the ratio of losses and LAE to net earned premiums, net of the effects of reinsurance) improved to 61.0% and 57.9%, respectively, for the three and six months ended June 30, 2005 from 65.0% and 64.4%, respectively, for the three and six months ended June 30, 2004. Our loss ratio for the six months ended June 30,
2005 benefited from $2.1 million of favorable loss and loss adjustment expense reserve development related to the 2003 and 2004 accident years that our insurance subsidiaries experienced in the period.

A rollforward of the reserve for losses and loss adjustment expenses, net of reinsurance, is presented below:



                                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                      JUNE 30,                                    JUNE 30,
                                       --------------------------------------     --------------------------------------
                                            2005                    2004               2005                    2004
                                       --------------          --------------     --------------          --------------
                                                                       ($ IN THOUSANDS)

Reserve for losses and LAE at
  beginning of period...............       $57,121                  $8,443            $47,043                  $3,183
Add: Incurred losses and LAE net
  of reinsurance:
  Current year......................        18,708                  10,377             34,419                  16,323
  Prior years.......................           252                      79            (2,065)                    (14)
                                               ---                      --            -------                    ----
Total incurred losses and LAE.......        18,960                  10,456             32,354                  16,309
Deduct: Losses and LAE payments
  net of reinsurance:
  Current year......................         1,619                     679              2,658                   1,044
  Prior years.......................         2,136                      39              4,413                     267
                                             -----                      --              -----                     ---
  Total loss and LAE payments.               3,755                     718              7,071                   1,311
                                             -----                     ---              -----                   -----
Reserve for losses and LAE at end
  of period.........................        72,326                  18,181             72,326                  18,181
Add: Reinsurance recoverables on
  unpaid losses and LAE at end of
  period............................        34,639                  10,889             34,639                  10,889
                                            ------                  ------             ------                  ------
Reserve for losses and LAE gross
  of reinsurance recoverables on
  unpaid losses and LAE at end of
  period............................      $106,965                 $29,070           $106,965                 $29,070
                                          ========                 =======           ========                 =======


The foregoing rollforward shows that a $252,000 deficiency developed in the three months ended June 30, 2005 on the 2003 and 2004 accident years. Of this development, $668,000 of favorable development occurred in the excess and surplus insurance property lines for the 2004 accident year. This favorable development in the property lines was offset by $199,000 of adverse development for the excess and surplus insurance casualty lines and by $709,000 of incurred losses related to our share of the North Carolina involuntary workers'
compensation pool's 2004 accident year results. Also, a $79,000 deficiency developed in the three months ended June 30, 2004 on the 2003 accident year.

The foregoing rollforward also shows that a $2.1 million redundancy developed in the six months ended June 30, 2005 on the reserve for losses and LAE held at
December 31, 2004. Of this favorable development, $2.4 million occurred in the excess and surplus insurance property lines for

the 2004 accident year and $283,000 occurred on direct workers' compensation business that we wrote for the 2004 accident year. This favorable development was partially offset by $709,000 of incurred losses related to our share of the
North Carolina involuntary workers' compensation pool's 2004 accident year results. Also, a $14,000 redundancy developed in the six months ended June 30,
2004 on the reserve for losses and LAE held at December 31, 2003.

An analysis of the gross reserve and the net reserve for losses and LAE by major line of business at June 30, 2005 is presented below:



                                                      CASE                                 TOTAL
    GROSS RESERVE FOR LOSSES AND LAE                RESERVES        IBNR RESERVES        RESERVES
                                                  ------------    -----------------    ------------
                                                                  ($ IN THOUSANDS)

Excess and Surplus Insurance Casualty Lines           $17,663              $75,537         $93,200
Excess and Surplus Insurance Property Lines               876                3,950           4,826
Workers' Compensation Insurance                         2,791                6,148           8,939
                                                        -----                -----           -----
Total                                                 $21,330              $85,635        $106,965
                                                      =======              =======        ========



                                                      CASE                                 TOTAL
     NET RESERVE FOR LOSSES AND LAE                 RESERVES        IBNR RESERVES        RESERVES
                                                  ------------    -----------------    ------------
                                                                  ($ IN THOUSANDS)

Excess and Surplus Insurance Casualty Lines            $8,900              $54,108         $63,008
Excess and Surplus Insurance Property Lines               114                1,284           1,398
Workers' Compensation Insurance                         2,791                5,129           7,920
                                                        -----                -----           -----
Total                                                 $11,805              $60,521         $72,326
                                                      =======              =======         =======


We have not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, we believe we are not exposed to any environmental liability claims other than those which we have specifically underwritten and priced as an environmental exposure. No environmental or asbestos claims have been reported on insurance coverages effective July 1, 2003 or later. Any asbestos or environmental exposure on policies issued by Fidelity Excess and Surplus Insurance Company (Fidelity)
prior to June 30, 2003, the date that we acquired that company, are subject to a reinsurance agreement and a trust agreement with American Empire Insurance
Company (see "--Reinsurance"). At this time, we are not aware of any emerging trends that may result in material future reserve adjustments.

Net losses paid during the three months ended June 30, 2005 totaled $1.9 million, while net loss adjustment expenses paid totaled $1.9 million, for total net losses and loss adjustment expenses paid of $3.8 million. Net losses paid during the three months ended June 30, 2004 totaled $91,000 and net loss adjustment expenses paid totaled $627,000, for total paid net losses and loss adjustment expenses of $718,000. Net losses paid during the six months ended
June 30, 2005 totaled $3.7 million, while net loss adjustment expenses paid totaled $3.4 million, for total net losses and loss adjustment expenses paid of
$7.1 million. Net losses paid during the six months ended June 30, 2004 totaled
$310,000 and net loss adjustment expenses paid totaled $1.0 million, for total paid net losses and loss adjustment expenses of $1.3 million. The increase in net losses and loss adjustment expenses paid from 2004 to 2005 is consistent with the significant growth in our insurance operations.

Other operating expenses for the three months ended June 30, 2005 totaled $6.5 million, up 47.4% from other operating expenses incurred during the three months ended June 30, 2004 of $4.4 million. Other operating expenses for the six months ended June 30, 2005 totaled $12.2 million, up 55.4% from other operating expenses incurred during the six months ended June 30, 2004 of $7.8 million.
Other operating expenses for the three months ended June 30, 2005 consisted of commissions and other underwriting expenses (net of deferred policy acquisition costs) of $1.7 million, amortization of deferred policy acquisition costs of
$4.6 million and other costs of $242,000. Other operating expenses for the six months ended June 30, 2005 consisted of commissions and other underwriting expenses (net of deferred policy acquisition costs) of $3.3 million, amortization of deferred policy acquisition costs of $8.2 million and other costs of $640,000. A portion of the costs of acquiring insurance business, principally commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business, is deferred. For the three months ended June 30, 2005, $5.8 million of costs were deferred, $3.3 million of which related to commissions and $2.5 million of which related to other acquisition expenses. For the six months ended
June 30, 2005, $10.8 million of costs were deferred, $6.2 million of which related to commissions and $4.6 million of which related to other acquisition expenses. Deferred policy acquisition costs are charged to other operating expenses in proportion to premiums earned over the estimated policy term, generally 12 months.

The expense ratio, which is the ratio, expressed as a percentage, of other operating expenses to net earned premiums, was 20.9% and 21.8%, respectively, for three and six months ended June 30, 2005 compared to expense ratios of 27.3%
and 30.9%, respectively, for the three and six months ended June 30, 2004. Our expense ratio for the three and six months ended June 30, 2004 was negatively impacted by the 270% expense ratio for the three months ended March 31, 2004 and the 114% expense ratio for the three months ended June 30, 2004 experienced by our Workers' Compensation Insurance segment in Stonewood Insurance's first two quarters of insurance operations. The Workers' Compensation Insurance segment had expense ratios of 30.1% and 32.2%, respectively, for the three and six months ended June 30, 2005.

Interest expense totaled $642,000 and $1.2 million for the three and six months ended June 30, 2005. Interest expense for the three and six months ended June
30, 2004 totaled $111,000. Interest expense related to $15.0 million of senior notes and $22.7 million of junior subordinated notes that we issued in May and
December 2004.

The effective tax rate for the three and six months ended June 30, 2005 was
32.8% and 33.1%, respectively. Income tax expense for the three and six months ended June 30, 2005 differs from the amount computed by applying the Federal statutory income tax rate to income before income taxes primarily due to interest on tax-advantaged state and municipal securities. There was no income tax expense for the three or six months ended June 30, 2004 because taxable income for those periods was fully offset by net operating loss carryforwards.

RESULTS BY BUSINESS SEGMENT

We evaluate performance and allocate resources based on premium volume and net income generated by three reportable segments which are separately managed business units:

     o    The Excess and Surplus Insurance segment offers commercial excess and surplus lines liability and property products;

     o    The Workers' Compensation Insurance segment offers workers'
          compensation insurance coverages; and

     o    The Corporate and Other segment consists of certain management and treasury activities of our holding company and interest expense associated with our debt.

There is an intercompany reinsurance pooling agreement in place between James
River Insurance and Stonewood Insurance. This intercompany reinsurance pooling agreement became effective on January 1, 2004. For 2004, the agreement called for a pooling of all business written by the companies on or after January 1,
2004 and an allocation of 70% of the pooled premiums, losses and loss adjustment expenses and operating expenses to James River Insurance and 30% to Stonewood
Insurance. Development on the December 31, 2003 reserve for losses and loss adjustment expenses was also allocated 70% to James River Insurance and 30% to
Stonewood Insurance. For 2005, James River Insurance has an 80% share and
Stonewood Insurance has a 20% share of the intercompany pool. We report all segment information in this "Management's Discussion and Analysis of Financial
Condition and Results of Operations" prior to the effects of the intercompany reinsurance pooling agreement because we evaluate the operating performance of our reportable segments on a pre-pooling basis.

Underwriting results by major line of business are as follows:



                     EXCESS AND SURPLUS                                           EXCESS AND SURPLUS
                          INSURANCE                                                   INSURANCE
                  -----------------------                                     -----------------------
                                                 WORKERS'                                                  WORKERS'
                  CASUALTY     PROPERTY       COMPENSATION                     CASUALTY    PROPERTY      COMPENSATION
                    LINES        LINES         INSURANCE         TOTAL           LINES       LINES         INSURANCE        TOTAL
                  ----------   ----------    --------------  --------------   ----------  -----------   ----------------  ----------
                                      THREE MONTHS ENDED                                        THREE MONTHS ENDED
                                         JUNE 30, 2005                                             JUNE 30, 2004
                  ---------------------------------------------------------   ------------------------------------------------------
                                                                     ($ IN THOUSANDS)

Net premiums....   $23,025       $1,398          $6,651          $31,074        $13,737      $1,478            $866         $16,081
Losses and LAE..    14,807         (239)          4,392           18,960          8,894         937             625          10,456
Loss ratio......      64.3%      (17.1%)           66.0%            61.0%          64.7%       63.4%           72.2%           65.0%

                                        SIX MONTHS ENDED                                         SIX MONTHS ENDED
                                         JUNE 30, 2005                                             JUNE 30, 2004
                  ---------------------------------------------------------   ------------------------------------------------------
                                                                     ($ IN THOUSANDS)

Net premiums....   $42,700       $2,555         $10,651          $55,906        $21,875      $2,284          $1,177         $25,336
Losses and LAE..    27,197       (1,312)          6,469           32,354         13,994       1,439             876          16,309
Loss ratio......      63.7%      (51.3%)           60.7%            57.9%          64.0%       63.0%           74.4%           64.4%


The loss ratio for the property lines for the three months ended June 30, 2005 was significantly impacted by $668,000 of favorable reserve development related to the 2004 accident year. The loss ratio for the property lines for the six months ended June 30, 2005 was significantly impacted by $2.4 million of favorable reserve development related to the 2004 accident year. Property insurance business is short-tailed in that losses are reported relatively quickly compared to most casualty insurance business and workers' compensation insurance business. The low volume of reported losses in the first six months of
2005 related to the 2004 accident year compared to the IBNR established for the property book's 2004 accident year at December 31, 2004 indicated that ultimate incurred losses on the 2004 accident year for the property lines would be less than the amount estimated at December 31, 2004. The loss ratio for the workers'
compensation insurance lines for three and six months ended June 30, 2005 was significantly impacted by $709,000 of incurred losses on Stonewood Insurance's share of the North Carolina involuntary workers' compensation pool's 2004 accident year results. The loss ratio for the workers' compensation insurance lines for the six months ended June 30, 2005 benefited from $283,000 of favorable reserve development related to direct workers' compensation business written by Stonewood Insurance for the 2004 accident year. The casualty lines experienced $199,000 of adverse reserve development for the three months ended
June 30, 2005, consisting of $108,000 of favorable reserve development related to the 2003 accident year and $307,000 of adverse reserve development related to the 2004 accident year. The casualty lines experienced $104,000 of favorable reserve development for the six months ended June 30, 2005, consisting of
$369,000 of favorable reserve development related to the 2003 accident year and
$265,000 of adverse reserve development related to the 2004 accident year.

EXCESS AND SURPLUS INSURANCE

Results for the Excess and Surplus Insurance segment are as follows:



                                                  THREE MONTHS ENDED                                SIX MONTHS ENDED
                                                       JUNE 30,                                         JUNE 30,
                                      --------------------------------------------    ---------------------------------------------
                                                                     PERCENTAGE                                        PERCENTAGE
                                         2005           2004           CHANGE             2005            2004           CHANGE
                                      -----------    -----------    --------------    -------------    -----------    -------------
                                                                              ($ IN THOUSANDS)

Direct written premiums...........       $49,466        $27,903          77.3%             $91,235        $51,136          78.4%
                                         =======        =======          =====             =======        =======          =====

Net written premiums..............       $31,203        $23,648          31.9%             $58,105        $40,768          42.5%
                                         =======        =======          =====             =======        =======          =====

Net earned premiums...............       $24,423        $15,215          60.5%             $45,255        $24,159          87.3%

Losses and LAE....................        14,568          9,831          48.2%              25,885         15,433          67.7%
Underwriting expenses.............         4,236          3,322          27.5%               8,109          5,982          35.6%
                                           -----          -----          -----               -----          -----          -----
  Underwriting profit (1).........         5,619          2,062           173%              11,261          2,744             --

Net investment income.............         1,583            600           164%               2,929          1,039           182%
Realized investment losses........           (5)             --             --                 (5)             --             --
                                             ---             --             --                 ---             --             --
Income before taxes...............        $7,197         $2,662           170%             $14,185         $3,783           275%
                                          ======         ======           ====             =======         ======           ====

Ratios:
Loss ratio........................         59.6%          64.6%             --               57.2%          63.9%             --
Expense ratio.....................         17.3%          21.8%             --               17.9%          24.8%             --
Combined ratio....................         77.0%          86.4%             --               75.1%          88.6%             --


(1)  See "-- Reconciliation of Non-GAAP Measure."

Direct written premiums for the three months ended June 30, 2005 increased 77.3%
to $49.5 million from $27.9 million for the three months ended June 30, 2004.
Direct written premiums for the six months ended June 30, 2005 increased 78.4%
compared to the six months ended June 30, 2004. Since James River Insurance wrote its first insurance policy effective July 1, 2003, results for the three and six months ended June 30, 2004 did not include any renewal premiums, while direct written premiums for the three and six months ended June 30, 2005 include
$16.2 million and $28.0 million, respectively, of renewal premiums. The increase in direct written premiums in the three and six months ended June 30, 2005 is also driven by an increase in the number of brokers submitting insurance business to James River Insurance from 86 and 116, respectively, for the three months ended March 31, 2004 and June 30, 2004 to 158 and 172, respectively, for the three months ended March 31, 2005 and June 30, 2005.

The written premium ceding ratio for the Excess and Surplus Insurance segment was 36.9% and 36.3%, respectively, for the three and six months ended June 30,
2005 and 15.2% and 20.3% for the three and six months ended June 30, 2004. The increase in the written premium ceding ratio for the three and six months ended
June 30, 2005 was driven by the impact of a new quota share reinsurance contract effective January 1, 2005. Ceded written premiums related to this quota share treaty for the three and six months ended June 30, 2005 totaled $8.5 million and
$16.0 million, respectively. The effects of this quota share contract on our written premium ceding ratio for the three and six months ended June 30, 2005 were partially offset by the reduction in the written premium ceding ratio resulting from our decision to increase the amount of risk we retain before reinsurance on our primary casualty policies sold by James River Insurance from
$405,000 to $1.0 million effective July 1, 2004. In the second quarter of 2004, we adjusted the estimated reinsurance premium ceding rate on one of our retrospective experience rated reinsurance treaties. The impact of this adjustment was to reduce ceded written premiums by $3.7 million, increase net earned premiums by $1.6 million and increase losses and loss adjustment expenses incurred by approximately $1.0 million in the second quarter of 2004.

The loss ratio for the Excess and Surplus Insurance segment improved to 59.6%
and 57.2%, respectively, for the three and six months ended June 30, 2005 from
64.6% and 63.9% for the three and six months ended June 30, 2004. The loss ratio for the three and six months ended June 30, 2005 was impacted by $471,000 and
$2.5 million, respectively, of favorable loss and loss adjustment expense reserve development on the 2003 and 2004 accident years. This favorable development included $668,000 and $2.4 million, respectively, of favorable development in the James River Insurance property line related to the 2004 accident year for the three and six months ended June 30, 2005.

The expense ratio for the Excess and Surplus Insurance segment improved significantly to 17.3% and 17.9%, respectively, for the three and six months ended June 30, 2005 from 21.8% and 24.8%, respectively, for the three and six months ended June 30, 2004. Our expense ratio for the three and six months ended
June 30, 2005 reflected strong expense management of commission expenses and other operating expenses and our use of technology to process and administer our insurance business in a cost efficient manner. The expense ratio for the three and six months ended June 30, 2005 also benefited from the ceding commission that James River Insurance receives on the quota share reinsurance contract, which totaled $2.2 million and $4.1 million, respectively, for the three and six months ended June 30, 2005. The quota share treaty also impacted the expense ratio by reducing net earned premiums by $8.5 million and $16.0 million, respectively, for the three and six months ended June 30, 2005.

WORKERS' COMPENSATION INSURANCE

Results for the Workers' Compensation Insurance segment are as follows:



                                                THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                                     JUNE 30,                                           JUNE 30,
                                    --------------------------------------------    ----------------------------------------------
                                                                    PERCENTAGE                                        PERCENTAGE
                                        2005           2004           CHANGE            2005            2004            CHANGE
                                    -----------    -----------    --------------    -------------    -----------    --------------
                                                                           ($ IN THOUSANDS)

Direct written premiums...........      $8,328         $1,740           379%             $13,579         $2,445             455%
                                        ======         ======           ====             =======         ======             ====

Net written premiums..............      $7,325         $1,466           400%             $11,413         $2,060             454%
                                        ======         ======           ====             =======         ======             ====

Net earned premiums...............      $6,651           $866          $668%             $10,651         $1,177             805%

Losses and loss adjustment
  expenses........................       4,392            625           603%               6,469            876             638%
Underwriting expenses.............       2,003            990           102%               3,425          1,829            87.3%
                                        ------         ------         -----              -------        -------           -----
Underwriting profit (loss) (1)....         256           (749)           --                  757         (1,528)             --

Net investment income.............         325            151           115%                 572            299            91.3%
Other income......................           9             37         (75.7%)                 14             37           (62.2%)
                                          ----         ------         -----               ------        -------           -----
Income before taxes...............        $590         $ (561)           --               $1,343        $(1,192)             --
                                          ====         ======         =====               ======        =======           =====

Ratios:
Loss ratio........................       66.0%          72.2%            --                60.7%          74.4%              --
Expense ratio.....................       30.1%         114.3%            --                32.2%         155.4%              --
Combined ratio....................       96.2%         186.5%            --                92.9%         229.8%              --


(1)  See "-- Reconciliation of Non-GAAP Measure."

Direct written premiums for the three months ended June 30, 2005 increased to
$8.3 million from $1.7 million for the three months ended June 30, 2004. Direct written premiums for the six months ended June 30, 2005 increased to $13.6 million compared to $2.4 million for the six months ended June 30, 2004. Since
Stonewood Insurance wrote its first insurance policy effective January 1, 2004, results for the three and six months ended June 30, 2004 did not include any renewal premiums, while direct written premiums for the three and six months ended June 30, 2005 include $1.4 million and $1.9 million, respectively, of renewal premiums. At June 30, 2005, there were 124 agents in the Workers'
Compensation Insurance segment network compared to 86 at June 30, 2004.
Stonewood Insurance did not receive its "A-" (Excellent) rating from A.M. Best until April 2004, and the lack of a rating in the first quarter of 2004 limited direct written premium production in that quarter.

The impact of Stonewood Insurance's participation in the involuntary workers'
compensation pool for North Carolina was a reduction in income before taxes of
$268,000 for the three and six months ended June 30, 2005, $198,000 of which related to the 2004 accident year. A change in estimate related to the premium earned in the Workers' Compensation Insurance segment as a result of the payroll audit process resulted in an increase in income before taxes of $419,000 for the three and six months ended June 30, 2005. Although premium rates on our workers'
compensation policies are fixed, the final premium on a policy will vary based on the difference between the estimated payroll of the customer at the time the policy is written and the final audited payroll of the customer during the policy period.

The written premium ceding ratio for the three and six months ended June 30,
2005 was 12.0% and 16.0%, respectively, for the Workers' Compensation Insurance segment compared to 15.7% for the three and six months ended June 30, 2004. We retain $500,000 of risk per occurrence on workers' compensation insurance policies, with the risk in excess of $500,000 up to $20 million being ceded to reinsurers. We retain risk of loss for claims above the $20 million limit ceded to reinsurers or above $10 million for any one life.

The loss ratio for the Workers' Compensation Insurance segment was 66.0% and
60.7%, respectively, for the three and six months ended June 30, 2005 compared to 72.2% and 74.4%, respectively, for the three and six months ended June 30,
2004. The loss ratio for the Workers' Compensation Insurance segment for three and six months ended June 30, 2005 was significantly impacted by $709,000 of incurred losses on Stonewood Insurance's share of the North Carolina involuntary workers' compensation pool's 2004 accident year results. The loss ratio for the
Workers' Compensation Insurance segment for the six months ended June 30, 2005 benefited from $283,000 of favorable reserve development related to direct workers' compensation business written by Stonewood Insurance for the 2004 accident year. The loss ratio for the three and six months ended June 30, 2004 was negatively impacted by claims administration expenses that were high relative to our low volume of claims activity during our first six months of workers' compensation insurance operations. For the three and six months ended
June 30, 2004, adjusting and other expenses were 8.7% and 12.1%, respectively, of net earned premiums for the Workers' Compensation Insurance segment.

The expense ratio for the Workers' Compensation Insurance segment improved to
30.1% and 32.2%, respectively, for the three and six months ended June 30, 2005 from 114% and 155%, respectively, for the three and six months ended June 30,
2004. The expense ratio for the Workers' Compensation Insurance segment in 2004 was impacted by the costs required to establish the infrastructure to handle a high volume of insurance activity.

CORPORATE AND OTHER

Results for the Corporate and Other segment are as follows:



                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                           JUNE 30,
                                       ------------------------------     -----------------------------
                                           2005              2004             2005             2004
                                       ------------      ------------     ------------     ------------
                                                                ($ IN THOUSANDS)

Net investment income............             $109               $11             $261              $12
Realized investment losses.......             (68)                --             (93)               --
Other income.....................               22                29               62               58
Other expenses...................            (241)              (83)            (639)             (22)
Interest expenses................            (642)             (111)          (1,230)            (111)
                                             -----             -----          -------            -----
Income (loss) before taxes.......           $(820)            $(154)         $(1,639)            ($63)
                                            ======            ======         ========            =====


Net investment income for the Corporate and Other segment increased from $11,000 for the three months ended June 30, 2004 to $109,000 for the three months ended
June 30, 2005. Net investment income was $12,000 for the six months ended June
30, 2004 compared to $261,000 for the six months ended June 30, 2005. The increases in net investment income reflect the use of a portion of the proceeds from our offerings of senior notes and junior subordinated notes in 2004 to create a

bond portfolio and an investment in a bond mutual fund (classified as an equity security in the financial statements) at the James River Group, Inc. holding company. These funds are invested at the holding company until the insurance subsidiaries require additional capital contributions or until they are needed for other corporate purposes.

The largest component of other income for the Corporate and Other segment was the interest we earned on notes receivable from employees and directors.
Interest on the notes was $11,000 and $40,000, respectively, for the three and six months ended June 30, 2005 compared to $29,000 and $58,000, respectively, for the three and six months ended June 30, 2004. In April 2005, the notes receivable from our executive officers and directors totaling $2.0 million were paid off by the borrowers, leaving $545,000 of notes receivable from our employees who are not executive officers outstanding at June 30, 2005.

Other expenses of the Corporate and Other segment were $241,000 and $639,000, respectively, for the three and six months ended June 30, 2005 and $83,000 and
$22,000, respectively, for the three and six months ended June 30, 2004. Other expenses for the Corporate and Other segment include personnel costs associated with the holding company employees, directors' fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries and the amount of the reimbursement is included primarily as underwriting expenses in the results of our Excess and Surplus Insurance and
Workers' Compensation Insurance segments. The amounts of other expenses of the
Corporate and Other segment presented above represent the expenses of the holding company that were not reimbursed by our subsidiaries.

Interest expense totaled $642,000 and $1.2 million for the three and six months ended June 30, 2005. Interest expense for the three months and six months ended
June 30, 2004 totaled $111,000. Interest expense related to $15.0 million of senior notes and $22.7 million of junior subordinated notes that we issued in
May and December of 2004.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF FUNDS

We are organized as a holding company with all of our operations being conducted by our wholly-owned insurance company subsidiaries. Accordingly, our holding company receives cash through loans from banks, issuance of equity and debt securities, corporate service fees or dividends received from our insurance subsidiaries, payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions. We receive corporate service fees from our subsidiaries to reimburse us for most of the other operating expenses that we incur. Reimbursement of expenses through the corporate service fees is based on the budgeted costs that we expect to incur with no mark up above our expected costs. We file a consolidated federal income tax return with our subsidiaries, and under our corporate tax allocation agreement, each participant gets a tax charge or tax refund for the amount that the participant would have paid or received if it had filed on a separate return basis with the Internal
Revenue Service. We may use the proceeds from these sources to contribute to the capital of our insurance subsidiaries in order to support premium growth, to repurchase our common stock, to retire our outstanding indebtedness, to pay interest, dividends and taxes and for other business purposes.

The payment of dividends by our subsidiaries to us is limited by statute. In general, these restrictions require that dividends be paid out of earned surplus and limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, this limitation is the greater of the statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the lesser of the statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula. For Stonewood Insurance, pursuant to the dividend limitations under
North Carolina law, we are not currently allowed to pay dividends without the prior permission of the North Carolina Department of Insurance. The maximum amount of dividends available to us from James River Insurance during 2005 without regulatory approval is $5.8 million.

CASH FLOWS

Our sources of operating funds consist primarily of written premiums, investment income and proceeds from offerings of our debt and equity securities. We use operating cash flows primarily to pay operating expenses and losses and loss adjustment expenses.

A summary of our cash flows is as follows:

                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                    ---------------------------
                                                       2005            2004
                                                    -----------     -----------
($ IN THOUSANDS)
Cash and cash equivalents provided by (used in):
  Operating activities.............................    $54,896        $33,001
  Investing activities.............................    (59,525)       (52,776)
  Financing activities.............................      1,723         22,616
                                                         -----         ------
Change in cash and cash equivalents..........          $(2,906)        $2,841
                                                       ========        ======

Net cash provided by operating activities for the six months ended June 30, 2005 totaled $54.9 million compared to cash provided by operating activities of $33.0 million for the six months ended June 30, 2004. Cash provided by operating activities in both periods is primarily attributable to cash received on written premiums exceeding cash disbursed for operating expenses and losses and loss adjustment expenses. The increase in net cash provided by operating activities reflects the significant growth in our premium cash receipts in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Financing transactions during the six month period ended June 30, 2005 included the repayment of $2.0 million of notes receivable from our executive officers and directors in April 2005. Net cash provided by financing activities for the six months ended June 30, 2004 was $22.6 million and included $1.3 million net proceeds from the issuance of shares of Series B convertible preferred stock
(Series B shares), $21.3 million net proceeds from the issuance of unsecured, floating rate senior debentures (senior notes) and junior subordinated debentures (junior subordinated notes). We

used the proceeds from the senior notes and the junior subordinated notes to provide additional capital to our insurance subsidiaries and working capital for
us.

At December 31, 2004, we had notes receivable from employees and directors totaling $2.6 million, which were issued in connection with the sale of our
Series B shares. These notes receivable are due in 2013. The borrowers must repay the notes concurrently with any sale or other disposition of the borrower's underlying common shares and in certain other circumstances outlined in the underlying promissory notes. These notes are classified as a reduction in stockholders' equity on our balance sheet. In April 2005, the notes receivable from our executive officers and directors totaling $2.0 million were paid off by the borrowers, leaving $545,000 of notes receivable from our employees who are not executive officers outstanding at June 30, 2005.

In May 2004, we increased the number of authorized Series B shares from 700,000 to 713,500. In May 2004, we issued 13,500 Series B shares, with proceeds, net of issuance costs, totaling $1.3 million.

SENIOR NOTES AND JUNIOR SUBORDINATED NOTES

In May 2004, we issued $15.0 million of senior notes due April 29, 2034. The senior notes are not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior notes are redeemable prior to their stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the indenture for the senior notes contain certain covenants which, among other things, restrict our assuming senior indebtedness secured by our subsidiaries' capital stock or issuing shares of our subsidiaries' capital stock. We are in compliance with all covenants in the indenture at June 30, 2005.

The following table summarizes the nature and terms of the junior subordinated notes and trust preferred securities outstanding at June 30, 2005:



                                                        JAMES RIVER CAPITAL TRUST I           JAMES RIVER CAPITAL TRUST II
                                                       ------------------------------        ------------------------------
                                                                                 ($ IN THOUSANDS)

Issue date............................................           May 26, 2004                       December 15, 2004
Principal amount of trust preferred securities........              $7,000                               $15,000
Principal amount of junior subordinated notes.........              $7,217                               $15,464
Maturity date of junior subordinated notes, unless
  accelerated earlier.................................           May 24, 2034                       December 15, 2034
Trust common stock....................................               $217                                 $464
Interest rate, per annum..............................   Three-Month LIBOR plus 4.0%           Three-Month LIBOR plus 3.4%
Redeemable at 100% of principal amount at our option
  on or after.........................................           May 24, 2009                       December 15, 2009


We have provided a full, irrevocable and unconditional guarantee of payment of the obligations of each of the trusts under the trust preferred securities. The indentures for the junior subordinated notes contain certain organizational covenants with which we are in compliance as of June 30, 2005.

At June 30, 2005, the ratio of total debt outstanding to total capitalization
(defined as total debt outstanding plus total stockholders' equity) was 29.0%.
We use capital to support our premium growth and having debt as part of our capital structure allows us to generate higher earnings per

share and book value per share results than we could by using entirely equity capital to support our premium growth. Our target debt to total capitalization ratio is 35.0% or less.

INITIAL PUBLIC OFFERING

On May 3, 2005, we filed a registration statement on Form S-1 with the
Securities Exchange Commission for an initial public offering of common stock.
Our registration statement was declared effective on August 8, 2005. On August
9, 2005 we effected a ten-for-one split of our common stock to shareholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A convertible preferred stock and Series B shares, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of common stock. In addition, on that date we amended and restated our certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and decrease the number of authorized shares of preferred stock to 5,000,000. Gross proceeds from the sale of 4,444,000 shares of common stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Estimated costs associated with the initial public offering included $5.6 million of underwriting costs and $1.1 million of other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of common stock were issued and sold at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $12.0 million and underwriting costs were $840,000. On September 15, 2005, the Company issued 35,084 options for the purchase of its common shares to its Chief Executive Officer with an exercise price equal to the fair value of the shares at the date of grant.

On August 8, 2005, we issued 416,895 options for the purchase of our common stock at the initial public offering price of $18.00 per share to certain employees and directors.

RETURN ON EQUITY

One of the key financial measures that we use to evaluate our operating performance is return on equity. We calculate return on equity by dividing net income by average stockholders' equity. Our overall financial goal is to produce a return on equity of at least 15.0% over the long-term (see "--Subsequent Event
- Hurricane Katrina"). Our return on equity for the three months ended June 30,
2005, using annualized net income for that period as the numerator, was 21.4%, up from 10.9% for the three months ended June 30, 2004. Our return on equity for the six months ended June 30, 2005, using annualized net income for that period as the numerator, was 21.5%, up from 7.1% for the six months ended June 30,
2004. Interim results are not necessarily indicative of results of operations for the full year.

CASH AND INVESTED ASSETS

Our cash and invested assets consist of fixed maturity securities, short-term investments, cash and cash equivalents and a bond mutual fund (classified as an equity security on the balance sheet). At June 30, 2005 and December 31, 2004, our investments in fixed maturity securities had carrying values (which were the same as their fair values) of $227.8 million and $172.7 million, respectively.
Our fixed maturity securities and equity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). The duration of our fixed maturity security portfolio at June 30, 2005 is approximately 4.4 years.

The amortized cost and fair value of our investments in fixed maturity securities were as follows:



                                                   JUNE 30, 2005                                    DECEMBER 31, 2004
                                    ---------------------------------------------   ------------------------------------------------
                                                                     PERCENTAGE                                         PERCENTAGE
                                      AMORTIZED        FAIR           OF TOTAL         AMORTIZED          FAIR           OF TOTAL
                                        COST           VALUE         FAIR VALUE           COST            VALUE         FAIR VALUE
                                    -------------   -------------   -------------   ---------------   ------------    --------------
                                                                          ($ IN THOUSANDS)

Corporate..........................      $61,680         $61,388           27.0%           $55,709        $55,710             32.2%
U.S. treasury securities and
  obligations of U.S. government
  agencies.........................       37,182          37,134           16.3%            37,856         37,647             21.8%
State and municipal................       65,723          66,167           29.0%            33,068         33,064             19.1%
Mortgage-backed....................       43,845          43,874           19.3%            31,091         31,189             18.1%
Asset-backed.......................       19,216          19,238            8.4%            15,165         15,121              8.8%
                                          ------          ------            ----            ------         ------              ----
  Total............................     $227,646        $227,801          100.0%          $172,889       $172,731            100.0%
                                        ========        ========          ======          ========       ========            ======


The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:



                                                     JUNE 30, 2005                                  DECEMBER 31, 2004
                                    ---------------------------------------------   ------------------------------------------------
                                                                     PERCENTAGE                                         PERCENTAGE
                                      AMORTIZED        FAIR           OF TOTAL         AMORTIZED          FAIR           OF TOTAL
                                        COST           VALUE         FAIR VALUE           COST            VALUE         FAIR VALUE
                                    -------------   -------------   -------------   ---------------   ------------    --------------
                                                                                ($ IN THOUSANDS)

Due in one year or less............      $3,073         $3,052            1.3%            $2,149         $2,149             1.2%
Due after one year through five
  years............................      60,735         60,145           26.4%            63,861         63,608            36.8%
Due after five years through ten
  years............................      55,016         55,100           24.2%            41,605         41,596            24.1%
Due after ten years................      45,761         46,392           20.4%            19,018         19,068            11.0%
Mortgage-backed....................      43,845         43,874           19.3%            31,091         31,189            18.1%
Asset-backed.......................      19,216         19,238            8.4%            15,165         15,121             8.8%
                                         ------         ------            ----            ------         ------             ----

  Total............................    $227,646       $227,801          100.0%          $172,889       $172,731           100.0%
                                       ========       ========          ======          ========       ========           ======


The majority of the unrealized losses on fixed maturity securities and equity securities are interest rate related. All but one of the fixed maturity securities with an unrealized loss at June 30, 2005 had a fair value greater than 90.0% of its carrying value. That security, a bond issued by GMAC, had a fair value of $438,468, a book value of $507,016 and an unrealized loss of
$68,548 at June 30, 2005. None of the fixed maturity securities with unrealized losses, including the GMAC bond, has ever missed, or been delinquent on, a scheduled principal or interest payment. With the exception of two individual securities described below, none of our fixed maturity securities was rated below investment grade at June 30, 2005. In May 2005, Standard & Poor's Rating
Services downgraded two bonds in our portfolio. The GMAC bond was downgraded from "BBB-" to "BB" and our Ford Motor Credit bond, which had a fair value at
June 30, 2005 of $462,697, a book value of $510,829 and an unrealized loss of
$48,132, was downgraded from "BBB-" to "BB+". As a result, these two bonds are no longer considered to be investment grade. Both the GMAC bond and the Ford
Motor Credit bond mature in 2011.

At June 30, 2005, 98.5% of our fixed maturity security portfolio was rated "A-"
or better by Standard & Poor's or received an equivalent rating from another nationally recognized rating agency, while the remaining fixed maturity securities with a fair value of $3.4 million were rated "BB" or better by
Standard & Poor's or received an equivalent rating from another nationally recognized rating agency. We have concluded that none of the available-for-sale securities with unrealized losses at June 30, 2005 has experienced an other-than-temporary impairment.

Our short-term investments were $9.4 million and our cash and cash equivalents were $12.7 million at June 30, 2005. Our short-term investments were $4.6 million and our cash and cash equivalents were $15.6 million at December 31,
2004. The percentage of our cash and invested assets in cash and short-term investments was 8.8% at June 30, 2005 compared to 10.4% at December 31, 2004.

DEFERRED POLICY ACQUISITION COSTS

A portion of the costs of acquiring insurance business, principally commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business, are deferred.
Deferred policy acquisition costs totaled $13.9 million, or 17.3% of unearned premiums (net of reinsurance) at June 30, 2005. Deferred policy acquisition costs totaled $11.3 million, or 17.0%, of unearned premiums (net of reinsurance)
at December 31, 2004.

REINSURANCE

We enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth.
Reinsurance refers to an arrangement in which a company called a reinsurer agrees in a contract (often referred to as a treaty) to assume specified risks written by an insurance company (known as a ceding company) by paying the insurance company all or a portion of the insurance company's losses arising under specified classes of insurance policies.

Our reinsurance is contracted under excess of loss and quota-share reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premium. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses, in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.

Through June 30, 2004, we retained approximately $500,000 per risk for all coverages except for primary casualty coverages, for which we retained $405,000 per risk. Effective July 1, 2004, we increased the retention on our primary casualty reinsurance treaty at James River Insurance to $1.0 million. The retentions remained at approximately $500,000 on the other reinsurance treaties at James River Insurance that we renewed effective July 1, 2004 and on all business written by Stonewood Insurance. Effective July 1, 2005, we increased the retention on our property excess of loss reinsurance treaty at James River
Insurance to $1.0 million. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At June 30, 2005, there was no allowance for uncollectible reinsurance. James River Insurance and

Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better for liability coverages and "A-"
(Excellent) or better for property coverages.

At June 30, 2005, we had reinsurance recoverables on unpaid losses of $34.6 million. Recoverables on paid losses at June 30, 2005 were less than $1,000 in the aggregate.

We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes and to individually review each property insurance policy to determine its impact on the risk of our overall portfolio. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. We measure exposure to catastrophe losses in terms of probable maximum loss (PML), which is an estimate of how much we would expect to pay in a wind or earthquake event occurring once in every 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2004, we purchased catastrophe reinsurance coverage of $5.0 million per event in excess of our $2.0 million per event retention. Effective June 1, 2005, we increased our catastrophe reinsurance coverage to $36.0 million per event in excess of our
$2.0 million per event retention.

At the time of our acquisition of Fidelity in June 2003, Fidelity had a reinsurance agreement with its parent, American Empire Surplus Lines Insurance
Company (American Empire). Under this reinsurance agreement, Fidelity ceded all of its liabilities on all insurance business it wrote or assumed through June
30, 2003 to American Empire. American Empire and Fidelity also entered into a trust agreement under which American Empire established a trust account with
Fidelity as the beneficiary. Under the trust agreement, American Empire must maintain assets with a current fair value greater than or equal to the ultimate net aggregate losses recoverable under the reinsurance agreement. At June 30,
2005, reinsurance recoverables from American Empire were $1.7 million and reinsurance recoverables from third party reinsurers associated with the business that Fidelity wrote before we acquired it were $1.4 million. These recoverables are secured by trust assets of $7.6 million. In the event that these third party reinsurers default on their obligations, the recoverables would become subject to our reinsurance agreement with American Empire and, accordingly, American Empire will indemnify us for any such uncollectible third party reinsurance recoverables. The trust assets are limited to cash and investments permitted by Ohio insurance laws. None of the trust assets can be in capital stock or in fixed income securities that are below investment grade. As additional security, Great American Insurance Company, an affiliate of American
Empire, has irrevocably and unconditionally guaranteed the performance by
American Empire of all of its obligations under the reinsurance agreement and trust agreement. Great American Insurance Company and American Empire have financial strength ratings of "A" (Excellent) from A.M. Best. We remain liable for the liabilities ceded under the reinsurance agreement in the event that the trust assets are insufficient to cover the ultimate net aggregate losses recoverable under the reinsurance agreement and American Empire and Great
American Insurance Company default on their respective obligations.

We entered into a quota share reinsurance contract effective January 1, 2005 that transfers a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of our direct written premiums on that business. Under terms of the agreement, James River Insurance cedes a portion of its other liability occurrence and primary property business, which includes business written by the general casualty, manufacturers and contractors and primary property divisions.
By transferring risk to the reinsurers, we also reduced the amount of capital required to support the insurance operations of James River Insurance.

James River Insurance receives a ceding commission equal to 25% of ceded earned premium and pays a reinsurer margin equal to 4.5% of ceded earned premium. The ceding commission cannot be reduced, although under certain circumstances, based on underwriting results, James River Insurance is entitled to an additional profit contingent commission up to an amount equal to all of the reinsurer's profits above the margin. James River Insurance maintains a funds-held account which is credited interest at a fixed rate of 3.75% annually. The funds-held account balance is recorded as a liability on our balance sheet, and at June 30,
2005 the balance of the account was $10.5 million. Assets supporting the funds-held liability are not segregated or restricted. The contract has a loss ratio cap of 115%, which means that we cannot cede any losses in excess of a
115% loss ratio to the reinsurer. For the three months ended June 30, 2005, ceded earned premiums related to this quota share treaty were $8.5 million, ceded loss and loss adjustment expenses were $5.8 million and our reinsurance ceding commission was $2.2 million. For the six months ended June 30, 2005, ceded earned premiums related to this quota share treaty were $16.0 million, ceded loss and loss adjustment expenses were $11.1 million and our reinsurance ceding commission was $4.1 million.

RATINGS

James River Insurance and Stonewood Insurance each have a financial strength rating of "A-" (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from "A++" (Superior) to "F" (In
Liquidation). "A-" (Excellent) is the fourth highest rating issued by A.M. Best.
The "A-" (Excellent) rating is assigned to insurers that have, in A.M. Best's opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligation to policyholders and is not an evaluation directed at investors.

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The "A-" (Excellent) ratings obtained by James River
Insurance and Stonewood Insurance are consistent with the companies' business plans and allow the companies to actively pursue relationships with the agents and brokers identified in their marketing plans.

RECONCILIATION OF NON-GAAP MEASURE

Underwriting profit (loss) of insurance segments is defined as net earned premiums minus losses and loss adjustment expenses and other operating expenses of our two insurance segments, the Excess and Surplus Insurance segment and the
Workers' Compensation Insurance segment. Our definition of underwriting profit
(loss) may not be comparable to the definition of underwriting profit (loss) for other companies. We evaluate the performance of our insurance segments and allocate resources based primarily on underwriting profit (loss) of insurance segments. We believe that this is a useful measure for investors in evaluating the performance of our insurance segments because our objective is to consistently earn underwriting profits.

The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to consolidated income before taxes:



                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                           JUNE 30,
                                       ------------------------------     ------------------------------
                                           2005              2004             2005             2004
                                       ------------      ------------     ------------     ------------
                                                                ($ IN THOUSANDS)

Underwriting profit of the Excess
  and Surplus Insurance segment..          $5,619             $2,062          $11,261          $2,744
Underwriting profit (loss) of the
  Workers' Compensation Insurance
  segment........................             256              (749)              757         (1,528)
                                              ---              -----              ---         -------
Total underwriting profit (loss)
   of insurance segments.........           5,875              1,313           12,018           1,216
Net investment income............           2,017                762            3,762           1,350
Realized investment losses.......            (73)                 --             (98)              --
Other income.....................              31                 66               76              95
Other operating expenses of the
   Corporate and Other segment...           (241)               (83)            (639)            (22)
Interest expense.................           (642)              (111)          (1,230)           (111)
                                            -----              -----          -------           -----

Consolidated income before taxes.          $6,967             $1,947          $13,889          $2,528
                                           ======             ======          =======          ======


RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004),
Share-Based Payment (Statement 123(R)), which is a revision of Statement No.
123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes
Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees (APB Opinion No. 25), and amends FASB Statement No. 95, Statement of
Cash Flows.

Statement 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under Statement 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after our adoption of Statement 123(R). We will adopt Statement 123(R) on
January 1, 2006.

Prior to May 3, 2005 (the date that we filed the Form S-1 with the Securities and Exchange Commission), we used the minimum value method to calculate the pro forma disclosures required by Statement 123. When we adopt Statement 123(R) on
January 1, 2006, we will continue to account for the portion of awards outstanding prior to May 3, 2005 using the provisions of APB Opinion No. 25 and its related interpretive guidance.

For awards issued on or after May 3, 2005, and for awards modified, repurchased or cancelled on or after that date, we will use an option pricing model other than the minimum value method to calculate the pro forma disclosures required by
Statement 123. When we adopt Statement 123(R) on January 1, 2006, we will begin recognizing the expense associated with these awards in the income statement over the award's remaining vesting period using the modified prospective method.
Because the amount, terms and fair values of awards to be issued in the future are uncertain, the impact of the adoption of Statement 123(R) on our financial statements is not known at this time.

SUBSEQUENT EVENT - HURRICANE KATRINA

In August 2005, Hurricane Katrina made landfall in several states, including
Louisiana. Our preliminary estimate of after-tax losses from Hurricane Katrina for the quarter ended September 30,2005 is in a range of $2.0 million to $2.6 million, or $0.14 to $0.19 per diluted share, net of expected reinsurance recoveries and including the reinstatement premiums required on our catastrophe reinsurance treaties. Our preliminary loss estimate is based primarily on an analysis of each individual policy in the affected areas using catastrophe models to estimate the likely impact of the hurricane on the properties we insure. We are confident that losses from Hurricane Katrina will be contained within our catastrophe reinsurance program. As a result of the losses that we expect to incur from Hurricane Katrina, we now expect that our return on equity for 2005 will be between 13.5% and 15.0%.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking" statements within the meaning of the
Securities Litigation Reform Act of 1995, including among others those concerning: our business and growth strategies; the basis for our net reserve estimates; our exposure to environmental liability claims; the adequacy of our reserves; our target debt to total capitalization ratio; our return on equity goal; and our preliminary estimate of after-tax losses from Hurricane Katrina and its impact on our third-quarter results. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: effects of increased competition; effects of the cyclical nature of our business; effects of developments in the financial or capital markets; changes in availability, cost or quality of reinsurance;
payment of claims by reinsurers on time or at all; effects of severe weather conditions and other catastrophes; effects of war or terrorism; changes in relationships with agencies, brokers and agents; changes in rating agency policies or practices; decline in financial ratings; changes in regulations or laws applicable to our insurance subsidiaries; changes in legal theories of liability under our insurance policies; accuracy of assumptions underlying our catastrophe model; actual losses incurred by policyholders as a result of
Hurricane Katrina; actual third-quarter results (including anticipated weighted average diluted shares and stockholders' equity); and risks described in our filings with the Securities and Exchange Commission, including our registration statement on Form S-1, as amended, initially filed on May 3, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk. Our market risks at June 30, 2005 have not materially changed from those identified in our registration statement on Form S-1, as amended, initially filed on May 3, 2005.

CREDIT RISK

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer or a reinsurer.

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated "BBB-" or higher by Standard & Poor's. We

monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a ratings changes report, a security watch list and a schedule of securities in unrealized loss positions as part of this process. If a security is rated "BBB-" or higher by Standard & Poor's at the time that we purchase it and then is downgraded below "BBB-" while we hold it, we evaluate the security for impairment, and after discussing the security with our investment advisors, we make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better for liability coverages and "A-" (Excellent) or better for property coverages. In an effort to minimize our exposure to the insolvency of our reinsurers, our security committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our security committee continually monitors rating downgrades involving any of our reinsurers. At June 30, 2005, all reinsurance contracts that our insurance subsidiaries are a party to are either with companies with A.M. Best ratings of "A-" (Excellent) or better, or are collateralized by a trust agreement with American Empire as explained in
"Reinsurance" above.

INTEREST RATE RISK

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities.
Fluctuations in interest rates have a direct impact on the market valuation of these securities. We manage our exposure to interest rate risk through an asset/liability matching process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position. Our outside investment managers assist us in this process. We also have interest rate risk relating to our senior notes and junior subordinated notes, since interest on these notes accrues at a floating rate.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the
Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 3, 2005, we filed a registration statement on Form S-1 with the
Securities Exchange Commission for an initial public offering of common stock.
The offering was made through an underwriting syndicate led by book-running manager Keefe, Bruyette & Woods, Inc., and co-managers Bear, Stearns & Co.,
Inc., Friedman, Billings, Ramsey & Co., Inc. and Wachovia Capital Markets, LLC.
Our registration statement was declared effective on August 8, 2005. On August
9, 2005 we effected a ten-for-one split of our common stock to shareholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A convertible preferred stock and Series B shares, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of common stock. In addition, on that date we amended and restated our certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and decrease the number of authorized shares of preferred stock to 5,000,000. Gross proceeds from the sale of 4,444,000 shares of common stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Estimated costs associated with the initial public offering included $5.6 million of underwriting costs and $1.1 million of other issuance costs, resulting in net proceeds from the sale of $73.3 million.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of common stock were issued and sold at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $12.0 million and underwriting costs were $840,000, resulting in net proceeds from the sale of $11.2 million.

We contributed $60.5 million of the proceeds from the offering to the capital of our insurance subsidiaries. We intend to use the remaining proceeds for general corporate purposes, which may include potential acquisitions of companies in the specialty insurance business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were voted upon at the Annual Meeting of Stockholders held on May 26, 2005 and received the votes set forth below:

     1.   The following individuals were nominated and elected to serve as a director until the next annual meeting of stockholders and received the number of votes set forth below:

                           NAME              FOR           WITHHELD
                           ----              ---           --------
                 J. Adam Abram             850,107             0
                 Matthew Bronfman          850,107             0
                 Alan N. Colner            850,107             0
                 Joel L. Fleishman         850,107             0
                 Dallas W. Luby            850,107             0
                 John T. Sinnott           850,107             0
                 Michael Steinhardt        850,107             0
                 A. Wellford Tabor         850,107             0
                 Richard W. Wright         850,107             0
                 James L. Zech             850,107             0
                 Nicolas D. Zerbib         850,107             0

     2.   A proposal to approve a Third Amendment to the Company's Second
          Amended and Restated Certificate of Incorporation to increase the number of authorized shares and to effect a stock split, was approved, receiving 850,107 votes FOR, 0 votes AGAINST with 0 votes abstaining.
          There were 0 broker non-votes.

     3.   A proposal to approve a Third Amended and Restated Certificate of
          Incorporation to include anti-takeover provisions and eliminate references to the Company's convertible preferred stock, was approved, receiving 850,107 votes FOR, 0 votes AGAINST with 0 votes abstaining.
          There were 0 broker non-votes.

     4.   A proposal to approve a Third Amended and Restated Bylaws to include anti-takeover provisions, was approved, receiving 850,107 votes FOR, 0 votes AGAINST with 0 votes abstaining. There were 0 broker non-votes.

     5.   A proposal to approve the Company's 2005 Incentive Plan, was approved, receiving 850,107 votes FOR, 0 votes AGAINST with 0 votes abstaining.
          There were 0 broker non-votes.

     6.   A proposal to approve entry into indemnification agreements with each of the Company's officers and directors, was approved, receiving
          850,107 votes FOR, 0 votes AGAINST with 0 votes abstaining. There were
          0 broker non-votes.

     7.   A proposal for the ratification of the selection of Ernst & Young LLP as the Company's independent registered public accounting firm for the year ending December 31, 2005, was approved, receiving 850,107 votes
          FOR, 0 votes AGAINST with 0 votes withheld. There were 0 broker non-votes.

ITEM 6. EXHIBITS.

EXHIBIT NO.                           DESCRIPTION OF EXHIBIT

3.1               Third Amended and Restated Certificate of Incorporation
                  (incorporated herein by reference to Exhibit 3.1 to the
                  Company's Current Report on Form 8-K dated August 12, 2005
                  (File No. 000-51480)).

3.2               Form of Third Amended and Restated By-Laws (incorporated
                  herein by reference to Exhibit 3.2 to the Company's Current
                  Report on Form 8-K dated August 12, 2005 (File No.
                  000-51480)).

4.1               Specimen Stock Certificate, representing James River Group,
                  Inc. common stock, par value $0.0l per share (incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1 (File No. 333-124605)).

EXHIBIT NO.                           DESCRIPTION OF EXHIBIT

4.2               Form of Warrant relating to Series B Convertible Preferred
                  Stock (incorporated by reference to Exhibit 4.2 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-124605)).

4.3               Registration Rights Agreement dated January 21, 2003, by and among James River Group, Inc. and certain stockholders as
                  named therein (incorporated by reference to Exhibit 4.6 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-124605)).

4.4               Indenture dated as of May 26, 2004, by and between James River
                  Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034 (incorporated by reference to Exhibit 4.8 to the Company's Registration
                  Statement on Form S-1 (File No. 333-124605)).

4.5               Indenture dated as of May 26, 2004, by and between James River
                  Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034
                  (incorporated by reference to Exhibit 4.9 to the Company's
                  Registration Statement on Form S-1 (File No. 333-124605)).

4.6               Amended and Restated Declaration of Trust of James River
                  Capital Trust I dated as of May 26, 2004, by and among James
                  River Group, Inc., the Trustees (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I (incorporated by reference to
                  Exhibit 4.10 to the Company's Registration Statement on Form
                  S-1 (File No. 333-124605)).

4.7               Preferred Securities Guarantee Agreement dated as of May 26,
                  2004, by James River Group, Inc., as Guarantor and Wilmington
                  Trust Company, as Preferred Guarantee Trustee, for the benefit of the Holders (as defined therein) of James River Capital
                  Trust I (incorporated by reference to Exhibit 4.11 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-124605)).

4.8               Indenture dated December 15, 2004, by and between James River
                  Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest
                  Debentures Due 2034 (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-1 (File No.
                  333-124605)).

4.9               Amended and Restated Declaration of Trust of James River
                  Capital Trust II dated as of December 15, 2004, by and among
                  James River Group, Inc., the Trustees (as defined therein), the Administrators (as named therein), and the holders, from time to time, of undivided beneficial interests in the James
                  River Capital Trust II (incorporated by reference to Exhibit
                  4.13 to the Company's Registration Statement on Form S-1 (File
                  No. 333-124605)).

4.10              Guarantee Agreement dated as of December 15, 2004, by James
                  River Group, Inc., as Guarantor, and Wilmington Trust Company,
                  as Guarantee Trustee, for the benefit of the Holders (as
                  defined therein) from time to time of the capital securities of James River Capital Trust II (incorporated by reference to
                  Exhibit 4.14 to the Company's Registration Statement on Form
                  S-1 (File No. 333-124605)).

EXHIBIT NO.                           DESCRIPTION OF EXHIBIT

31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

32                Certification of the Chief Executive Officer and Chief
                  Financial Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             James River Group, Inc.

September 16, 2005

                                             /s/ Michael E. Crow
                                             -------------------
                                             Michael E. Crow
                                             Senior Vice President - Finance and
                                               Chief Accounting Officer

