Form 10-Q
period 2005-09-30
James River Group, INC
filed 2005-11-14
CIK 1325177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                               ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO
                                          ----------    ----------

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

                  (919) 883-4171
--------------------------------------------------------------------------------
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [x]  NO [ ]

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).  YES [ ]  NO [X]

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS
DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).  YES [ ]  NO [X]

         ON NOVEMBER 9, 2005, 15,070,053 SHARES OF THE REGISTRANT'S COMMON
STOCK, PAR VALUE $0.01 PER SHARE, WERE OUTSTANDING.

                                      INDEX

                                                                                  PAGE
                                                                                  ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets                             3

                  Condensed Consolidated Income Statements                          5

                  Condensed Consolidated Statements of Cash Flows                   6

                  Notes to Condensed Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       42

         Item 4. Controls and Procedures                                           43

PART II. OTHER INFORMATION

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       44

         Item 6.  Exhibits                                                         45

         Signatures                                                                47

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (UNAUDITED)
                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             2005                   2004
                                                                      ---------------------------------------
                                                                                  (IN THOUSANDS)

ASSETS
Investments available-for-sale:
    Fixed maturity securities at fair value
        (amortized cost: 2005 - $344,905;  2004 - $172,889)           $           341,068   $        172,731
    Equity securities at fair value
        (cost: 2005 - $1,987; 2004 - $2,300)                                        1,970              2,290
Short-term investments                                                             13,154              4,639
                                                                      ---------------------------------------
Total investments                                                                 356,192            179,660

Cash and cash equivalents                                                          11,046             15,571
Accrued investment income                                                           3,565              1,809
Premiums receivable and agents' balances                                           26,190             18,265
Reinsurance recoverable on unpaid losses                                          124,150             15,200
Prepaid reinsurance premiums                                                       14,368             12,003
Deferred policy acquisition costs                                                  15,340             11,344
Federal income taxes receivable                                                     7,976                  -
Deferred tax assets                                                                 6,473              3,598
Intangible insurance assets                                                         4,184              4,184
Property and equipment, net                                                         2,885              3,239
Other assets                                                                        2,650              2,075

                                                                      ---------------------------------------
Total assets                                                          $           575,019   $        266,948
                                                                      =======================================

See accompanying notes.

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                          (UNAUDITED)
                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                             2005                    2004
                                                                      ---------------------------------------
                                                                       (IN THOUSANDS EXCEPT FOR SHARE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY
Reserve for losses and loss adjustment expenses                       $           226,534   $         62,243
Unearned premiums                                                                 103,505             78,290
Payables to reinsurers                                                             10,175                326
Senior debt                                                                        15,000             15,000
Junior subordinated debt                                                           22,681             22,681
Funds held                                                                         22,101                  -
Accrued expenses                                                                    5,057              4,182
Federal income taxes payable                                                            -              1,010
Other liabilities                                                                   5,239              2,521
                                                                      ---------------------------------------
Total liabilities                                                                 410,292            186,253

Commitments and contingencies

Stockholders' equity:
Common stock - $0.01 par value; 2005 - 100,000,000 shares
    authorized; 15,070,053 shares issued and outstanding;
    2004 - 2,000,000 shares authorized; 10 shares issued and
    outstanding                                                                       150                  -
Common stock warrants                                                                 524                524
Additional paid-in capital                                                        173,903                  -
Convertible preferred stock - $0.01 par value; 2005 - 5,000,000 shares authorized and no shares outstanding; 2004 - 1,500,000 shares authorized
    Series A - 2004 - 85,000 shares authorized,
    issued and outstanding; liquidation preference of $15,527                           -              8,439
    Series B - 2004 - 713,500 shares authorized, issued and
    outstanding; liquidation preference of $71,350                                      -             71,117
                                                                      ---------------------------------------
                                                                                  174,577             80,080

Notes receivable from employees and directors                                        (535)            (2,565)
Retained earnings (loss)                                                           (6,810)             3,289
Accumulated other comprehensive income (loss)                                      (2,505)              (109)
                                                                      ---------------------------------------
Total stockholders' equity                                                        164,727             80,695
                                                                      ---------------------------------------
Total liabilities and stockholders' equity                            $           575,019 $          266,948
                                                                      =======================================

See accompanying notes.

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                           SEPTEMBER 30                          SEPTEMBER 30
                                 ----------------------------------------------------------------------
                                    2005                2004             2005                2004
                                 ----------------------------------------------------------------------
                                                  (IN THOUSANDS EXCEPT FOR SHARE DATA)

REVENUES
Direct written premiums          $   61,270          $    38,511     $   166,084         $    92,092
Assumed written premiums              3,386                    -           3,386                   -
Ceded written premiums              (32,429)              (3,534)        (67,725)            (14,287)
                                 ----------------------------------------------------------------------
Net written premiums                 32,227               34,977         101,745              77,805
Change in net unearned premiums      (8,772)             (12,864)        (22,384)            (30,356)
                                 ----------------------------------------------------------------------
Net earned premiums                  23,455               22,113          79,361              47,449

Net investment income                 2,686                1,080           6,448               2,430
Realized losses                         (13)                  (1)           (111)                 (1)
Other income                             28                    3             104                  98
                                 ----------------------------------------------------------------------
Total revenues                       26,156               23,195          85,802              49,976
                                 ----------------------------------------------------------------------
EXPENSES
Losses and loss adjustment
    expenses                         34,215               14,490          66,569              30,799
Other operating expenses              6,230                5,499          18,403              13,332
Interest expense                        694                  307           1,924                 418
                                 ----------------------------------------------------------------------
Total expenses                       41,139               20,296          86,896              44,549
                                 ----------------------------------------------------------------------
Income (loss) before taxes          (14,983)               2,899          (1,094)              5,427
Federal income tax benefit           (5,502)                 (69)           (904)                (69)
                                 ----------------------------------------------------------------------
Net income (loss)                $   (9,481)         $     2,968     $      (190)        $     5,496
                                 ======================================================================
Earnings (loss) per share:
   Basic                         $    (1.24)         $ 176,399.30    $     (1.14)        $193,722.70
                                 ======================================================================
   Diluted                       $    (1.24)         $       0.31    $     (1.14)        $      0.59
                                 ======================================================================

See accompanying notes.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                             ------------------------------
                                                                 2005               2004
                                                             ------------------------------
                                                                      (IN THOUSANDS)

OPERATING ACTIVITIES
Net cash provided by operating activities                    $   88,059          $ 51,025

INVESTING ACTIVITIES
Securities available-for-sale:
    Purchases - fixed maturity securities                      (195,228)          (81,582)
    Purchases - equity securities                                (1,000)           (2,300)
    Maturities and calls - fixed maturity securities             17,907             3,297
    Sales - fixed maturity securities                             3,968               525
    Sales - equity securities                                     1,300                 -
    Payable to securities brokers                                 2,073                 -
Net (purchases) sales of short-term investments                  (8,515)            8,209
Purchases of property and equipment                                (342)             (562)
                                                             ------------------------------
Net cash used in investing activities                          (179,837)          (72,413)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                           92,021                 -
Proceeds from issuance of Series B Preferred Stock                    -             1,350
Issuance of senior debt                                               -            15,000
Issuance of junior subordinated debt                                  -             7,000
Issuance costs                                                   (6,798)             (732)
Notes receivable from officers and directors                      2,030                 -
                                                             ------------------------------
Net cash provided by financing activities                        87,253            22,618
                                                             ------------------------------

Change in cash and cash equivalents                              (4,525)            1,230
Cash and cash equivalents at beginning of period                 15,571             9,352
                                                             ------------------------------
Cash and cash equivalents at end of period                   $   11,046          $ 10,582
                                                             ==============================

See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2005

                      (in thousands except for share data)

1.       ACCOUNTING POLICIES AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the
United States for interim financial information and do not contain all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. Readers are urged to review the Company's 2004 audited consolidated financial statements contained in
Form S-1, as amended, for a more complete description of the Company's business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2004 was derived from the Company's audited annual consolidated financial statements.

Significant intercompany transactions and balances have been eliminated.

Certain reclassifications of prior year amounts have been made to conform to the
2005 presentation.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

For awards issued on or after May 3, 2005, and for awards modified, repurchased or cancelled on or after that date, the Company will use an option pricing model other than the minimum value method to calculate the pro forma disclosures required by Statement 123. When the Company adopts Statement 123(R) on January
1, 2006, it will begin recognizing the expense associated with these awards in the income statement over the award's remaining vesting period using the modified prospective method. Compensation expense in 2006 associated with options granted in August and September of 2005 is expected to be $934. Because the amount, terms and fair values of awards to be issued in the future are uncertain, the total impact of the adoption of Statement 123(R) on the Company's financial statements is not known at this time.

STOCK OPTIONS

The Company grants stock options to employees and directors for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25 and, accordingly, recognizes no compensation expense for the stock option grants.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

1.       ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the effect on net income and earnings per share had the fair value method been used:

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30                      SEPTEMBER 30
                                            ---------------------------------------------------------------------
                                                  2005               2004             2005            2004
                                            ---------------------------------------------------------------------

Net income (loss) - as reported                   $  (9,481)     $      2,968       $    (190)     $     5,496
Stock-based compensation expense,
    net of tax                                         (296)             (205)           (718)            (563)
                                            ---------------------------------------------------------------------
Net income (loss) - pro forma                     $  (9,777)     $      2,763       $    (908)     $     4,933
                                            =====================================================================
Earnings (loss) per share - as reported:
       Basic                                      $    (1.24)    $  176,399.30      $   (1.14)     $ 193,722.70
                                            =====================================================================
       Diluted                                    $    (1.24)    $        0.31      $   (1.14)     $       0.59
                                            =====================================================================
Earnings (loss) per share - pro forma:
       Basic                                      $    (1.27)    $  155,899.30      $   (1.41)     $ 137,422.70
                                            =====================================================================
       Diluted                                    $    (1.27)    $        0.29      $   (1.41)     $       0.53
                                            =====================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

1.       ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

IMPACT OF HURRICANES KATRINA AND RITA

The net loss for the three months and nine months ended September 30, 2005 included a $16.2 million after-tax loss from Hurricane Katrina, net of reinsurance and including reinsurance reinstatement premiums, and a $1.3 million after-tax loss from Hurricane Rita.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

2.       EARNINGS PER SHARE

                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               SEPTEMBER 30                          SEPTEMBER 30
                                    -----------------------------------------------------------------------------
                                          2005              2004               2005                 2004
                                    -----------------------------------------------------------------------------

Net income (loss)                     $    (9,481)      $      2,968      $       (190)         $       5,496
Accrued dividends                            (564)            (1,205)           (2,940)                (3,559)
                                    -----------------------------------------------------------------------------
Net income (loss) available to
    common shareholders -
    numerator for basic earnings
    per share                         $   (10,045)      $      1,763      $     (3,130)         $       1,937
                                    =============================================================================
Weighted average common shares
    outstanding - denominator for
    basic earnings per share            8,118,949                 10         2,736,063                     10

Dilutive potential common shares:
    Series A Preferred Stock                    -          1,700,000                 -              1,700,000
    Series B Preferred Stock                    -          7,135,000                 -              7,072,430
    Preferred stock dividends                   -            661,480                 -                529,450
    Options                                     -                  -                 -                      -
    Warrants                                    -                  -                 -                      -
                                    -----------------------------------------------------------------------------
Weighted average common shares and
    diluted potential common
    shares outstanding -
    denominator for diluted
    earnings per share                  8,118,949          9,496,490          2,736,063             9,301,890
                                    =============================================================================
Earnings (loss) per share:
    Basic                             $      (1.24)     $ 176,399.30      $       (1.14)        $  193,722.70
                                    =============================================================================
    Diluted                           $      (1.24)     $       0.31      $       (1.14)        $        0.59
                                    =============================================================================
Anti-dilutive securities excluded
   from diluted earnings (loss)
   per share:
      Warrants and options               2,292,659        1,806,330          2,292,659              1,806,330
      Preferred stock and dividends      5,250,815                -          8,285,710                      -
                                    -----------------------------------------------------------------------------
                                         7,543,474        1,806,330         10,578,369              1,806,330
                                    =============================================================================

All common stock share and per share amounts have been retroactively adjusted to give effect to a ten-for-one stock split of the Company's common stock effective
August 9, 2005 to shareholders of record on that date.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

3.       INCOME TAXES

Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to interest on tax-advantaged state and municipal securities for the three-month and nine-month periods ended September 30, 2005.

For 2004, the difference between the Federal statutory rate and the effective rate is primarily attributable to the Company's use of net operating loss carryforwards to offset taxable income. Through June 30, 2004, management established a tax valuation allowance equal to total deferred tax assets net of existing deferred tax liabilities and current income tax expense. During the quarter ended September 30, 2004, management concluded that it was more likely than not that the Company would realize its entire deferred tax asset.
Management based this conclusion primarily on the fact that the Company had generated taxable income on an inception-to-date basis sufficient to exhaust all of the Company's net operating loss carryforwards created in its start-up phase.
Accordingly, no valuation allowance was established against the Company's deferred tax assets at September 30, 2004.

The following table summarizes the benefit reported as a result of the changes in the valuation allowance:

                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                     SEPTEMBER 30                 SEPTEMBER 30
                         -------------------------------- ------------------------------
                              2005             2004           2005            2004
                         ---------------- --------------- -------------- ---------------

Change reported in:
     Equity                 $       -      $      732       $       -       $    105
     Earnings                       -           1,029               -          1,900
                         ---------------- --------------- -------------- ---------------
                            $       -      $    1,761       $       -       $  2,005
                         ================ =============== ============== ===============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

4.       RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

A rollforward of the reserve for losses and LAE, net of reinsurance, is presented below:

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30                       SEPTEMBER 30
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
    period                                       $   72,326         $ 18,181        $  47,043         $   3,183
Add: Incurred losses and LAE net of
    reinsurance:
       Current year                                  35,498           14,632           69,917            30,955
       Prior years                                   (1,283)            (142)          (3,348)             (156)
                                              ----------------------------------------------------------------------
   Total incurred losses and LAE                     34,215           14,490           66,569            30,799
Deduct: Loss and LAE payments net of
    reinsurance:
       Current year                                   2,801            1,212            5,459             2,256
       Prior years                                    1,356               48            5,769               315
                                              ----------------------------------------------------------------------
   Total loss and LAE payments                        4,157            1,260           11,228             2,571
                                              ----------------------------------------------------------------------
Reserve for losses and LAE net of                   102,384           31,411          102,384            31,411
    reinsurance recoverables at end of period
Add: Reinsurance recoverables on unpaid
    losses and LAE at end of period                 124,150           14,269          124,150            14,269
                                              ----------------------------------------------------------------------
Reserve for losses and LAE gross of
    reinsurance recoverables on unpaid
    losses and LAE at end of period              $  226,534         $ 45,680        $ 226,534         $  45,680
                                              ======================================================================

The foregoing rollforward shows that a $1,283 redundancy developed in the three months ended September 30, 2005 on the prior accident years. Of this development, $1,573 of favorable development occurred in the excess and surplus insurance casualty lines for the 2004 and 2003 accident years. Favorable development in the excess and surplus insurance property lines was $108 related primarily to the 2004 accident year. This favorable development was offset by
$398 of unfavorable development for the workers' compensation line's 2004 accident year results, the majority of which related to the Company's share of the North Carolina involuntary workers' compensation pool's 2004 accident year results. Also, a $142 redundancy developed in the three months ended September
30, 2004 on reserve for losses and LAE for the 2003 accident year.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

4.       RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

The foregoing rollforward also shows that a $3,348 redundancy developed in the nine months ended September 30, 2005 on the reserve for losses and LAE held at
December 31, 2004. Of this favorable development, $2,495 occurred in the excess and surplus insurance property lines primarily for the 2004 accident year and
$1,677 occurred in the excess and surplus insurance casualty lines for the 2004 and 2003 accident years. This favorable development was partially offset by $824 of unfavorable development in the workers' compensation line primarily related to the Company's share of the North Carolina involuntary workers' compensation pool's 2004 accident year results. Also a $156 redundancy developed in the nine months ended September 30, 2004 on the reserve for losses and LAE held at
December 31, 2003.

5.       RELATED PARTY TRANSACTIONS

As part of its 2003 Series B Preferred Stock offerings, the Company loaned a total of $2,565 to employees and directors to purchase shares in the transactions. The notes have an interest rate of 4.5% and are reported in the accompanying balance sheets as a reduction in stockholders' equity. In April
2005, all $2,020 of the outstanding loans extended to directors and executive officers were repaid in full. An additional $10 was repaid during the third quarter of 2005. Interest on the notes is recorded as other income and totaled
$6 and $30 for the three-month periods ended September 30, 2005 and 2004, respectively, and $46 and $88 for the nine-month periods ended September 30,
2005 and 2004, respectively.

6.       COMPREHENSIVE INCOME (LOSS)

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30                       SEPTEMBER 30
                                        -----------------------------------------------------------------------
                                              2005              2004              2005             2004
                                        -----------------------------------------------------------------------

Unrealized gains (losses) arising
    during the period, before taxes        $ (4,010)          $ 2,310          $ (3,797)        $     518
Income taxes                                  1,403               (77)            1,329               (77)
                                        -----------------------------------------------------------------------
Unrealized gains (losses) arising
    during the period, net of taxes          (2,607)            2,233            (2,468)              441
Less reclassification adjustment:
    Gains (losses) realized in net
        income (loss)                           (13)               (1)             (111)               (1)
    Income taxes                                  5                 -                39                 -
                                        -----------------------------------------------------------------------
Reclassification adjustment for gains
    (losses) realized in net
    income (loss)                                (8)               (1)              (72)               (1)
                                        -----------------------------------------------------------------------
Other comprehensive income (loss)            (2,599)            2,234            (2,396)              442
Net income (loss)                            (9,481)            2,968              (190)            5,496
                                        -----------------------------------------------------------------------
Comprehensive income (loss)                $(12,080)          $ 5,202          $ (2,586)        $   5,938
                                        =======================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

7.       CONTINGENT LIABILITIES

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position or results of operations.

8.       CAPITAL STOCK

On May 3, 2005, the Company filed a registration statement on Form S-1 with the
Securities Exchange Commission for the purpose of making an initial public offering of common stock. The Company's registration statement was declared effective on August 8, 2005. On August 9, 2005, the Company increased the number of authorized shares of common stock to 100,000,000, decreased the number of authorized shares of preferred stock to 5,000,000 and effected a ten-for-one split of the Company's common stock to shareholders of record on that date. All common stock share and per share amounts have been restated to give retroactive effect to the stock split. Immediately prior to the closing of the initial public offering on August 12, 2005, all of the Company's outstanding Series A
Preferred Stock and Series B Preferred Stock, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of common stock. The conversion of the preferred stock dividends had the effect of decreasing retained earnings by $9,909, increasing common stock by $11 and increasing additional paid-in capital by $9,898. Gross proceeds from the sale of
4,444,000 shares of common stock, at an initial public offering price per share of $18.00, totaled $79,992. Costs associated with the initial public offering included $5,600 of underwriting costs and $995 of other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of common stock were issued at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $11,999 and underwriting costs were $840.

9.       STOCK OPTIONS

On August 8, 2005, the Company issued 416,895 options for the purchase of its common stock at the initial public offering price of $18.00 per share to certain employees. On September 13, 2005, the Company issued 35,084 options for the purchase of its common shares to its Chief Executive Officer with an exercise price of $21.00 per share, the fair value of the shares at the date of grant.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

10.      SEGMENT INFORMATION

The Company has three reportable segments: the Excess and Surplus Insurance segment, the Workers' Compensation Insurance segment and the Corporate and Other segment. Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and LAE and other operating expenses of the insurance segments.
Segment results are reported prior to the effects of the intercompany reinsurance pooling agreement between the Company's insurance subsidiaries. The following table summarizes segment results:

                                        EXCESS AND          WORKERS'        CORPORATE
                                          SURPLUS        COMPENSATION          AND
                                         INSURANCE         INSURANCE          OTHER           TOTAL
                                    ----------------- ---------------- ----------------- ---------------

THREE MONTHS ENDED
    SEPTEMBER 30, 2005
Direct written premiums                 $  53,715         $    7,555       $        -       $   61,270
Net earned premiums                        16,112              7,343                -           23,455
Segment revenues                           18,117              7,807              232           26,156
Net investment income                       2,016                454              216            2,686
Interest expense                                -                  -              694              694
Underwriting profit (loss)                (15,819)              (635)               -          (16,454)
Segment assets                            475,387             62,251           37,381          575,019

THREE MONTHS ENDED
    SEPTEMBER 30, 2004
Direct written premiums                 $  35,711         $    2,800       $        -       $   38,511
Net earned premiums                        20,522              1,591                -           22,113
Segment revenues                           21,399              1,710               86           23,195
Net investment income                         878                150               52            1,080
Interest expense                                -                  -              307              307
Underwriting profit (loss)                  3,491               (936)               -            2,555
Segment assets                            178,746             23,540           10,805          213,091

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                      (in thousands except for share data)

10.      SEGMENT INFORMATION (CONTINUED)

                                        EXCESS AND        WORKERS'         CORPORATE
                                         SURPLUS        COMPENSATION          AND
                                        INSURANCE         INSURANCE          OTHER            TOTAL
                                    ----------------- ---------------- ----------------- ---------------

NINE MONTHS ENDED
    SEPTEMBER 30, 2005
Direct written premiums                 $ 144,950         $   21,134       $       -        $ 166,084
Net earned premiums                        61,367             17,994               -           79,361
Segment revenues                           66,296             19,044             462           85,802
Net investment income                       4,945              1,026             477            6,448
Interest expense                                -                  -           1,924            1,924
Underwriting profit (loss)                 (4,558)               122               -           (4,436)
Segment assets                            475,387             62,251          37,381          575,019

NINE MONTHS ENDED
    SEPTEMBER 30, 2004
Direct written premiums                 $  86,847         $    5,245       $       -        $  92,092
Net earned premiums                        44,681              2,768               -           47,449
Segment revenues                           46,597              3,223             156           49,976
Net investment income                       1,917                449              64            2,430
Interest expense                                -                  -             418              418
Underwriting profit (loss)                  6,235             (2,464)              -            3,771
Segment assets                            178,746             23,540          10,805          213,091

The following table reconciles the underwriting profit (loss) of the insurance segments by individual segment to consolidated income (loss) before taxes:

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30                     SEPTEMBER 30
                                           ----------------------------------------------------------------
                                               2005             2004             2005            2004
                                           ----------------------------------------------------------------

Underwriting profit (loss) of insurance
   segments:
     Excess and Surplus Insurance            $(15,819)       $    3,491       $    (4,558)     $  6,235
     Workers' Compensation Insurance             (635)             (936)              122        (2,464)
                                           ----------------------------------------------------------------
Total underwriting profit (loss) of           (16,454)            2,555            (4,436)        3,771
   insurance segments
Net investment income                           2,686             1,080             6,448         2,430
Realized losses                                   (13)               (1)             (111)           (1)
Other income                                       28                 3               104            98
Other operating expenses of the
   Corporate and Other segment                   (536)             (431)           (1,175)         (453)
Interest expense
                                                 (694)             (307)           (1,924)         (418)
                                           ----------------------------------------------------------------
Consolidated income (loss) before taxes      $(14,983)       $    2,899       $    (1,094)     $  5,427
                                           ================================================================

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

OVERVIEW

James River Group, Inc. is a holding company that owns and manages property/casualty insurance companies focused on specialty insurance niches. We seek to earn a profit from underwriting. This means that we intend for the premiums we earn in any period to be sufficient to pay all of the losses and loss adjustment expenses (LAE) we incur during the period as well as all of the expenses associated with our operations. Our insurance companies individually underwrite each risk that we issue a policy for, and our companies do not grant any underwriting authority to our insurance agents and brokers.

Net loss was $9.5 million, or $1.24 per diluted share, for the three months ended September 30, 2005 compared to net income of $3.0 million, or $0.31 per diluted share, for the three months ended September 30, 2004. Net loss for the nine months ended September 30, 2005 was $190,000, or $1.14 per diluted share, compared to net income of $5.5 million, or $0.59 per diluted share, for the nine months ended September 30, 2004. The net loss for the three and nine months ended September 30, 2005 included a $16.2 million after-tax loss from Hurricane
Katrina, net of reinsurance and including reinsurance reinstatement premiums, and a $1.3 million after-tax loss from Hurricane Rita. The third quarter of 2005 also benefited from favorable development on prior accident year reserves for the excess and surplus insurance casualty lines of $1.0 million after-tax.

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

We evaluate our estimates on a continual basis using information that we believe to be relevant. These reviews include evaluating the adequacy of reserves for losses and LAE, evaluating the investment portfolio for other-than-temporary declines in estimated fair value, analyzing the recoverability of deferred tax assets, analyzing the retrospective experience-rated provisions in our reinsurance contracts and evaluating intangible insurance assets for impairment.
In estimating reserves for losses and LAE relating to Hurricane Katrina, we used case reserve estimates based on information obtained from preliminary site inspections by our adjusters and the terms of coverage provided in the policies.
We estimated reserves for incurred but not reported claims using judgments based on an assessment of our property insurance exposures in the path of the storm.
Because we recognize that events of the magnitude of Hurricane Katrina involve complex coverage issues and because we are aware that resources may be somewhat scarce in the affected areas, we have established reserves in each case that we believe reflect the complexity of the claims and the potential price increases associated with the demand for labor and materials in the storm affected areas.
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

RESULTS OF OPERATIONS

The following table summarizes our results for the three and nine months ended
September 30, 2005 and 2004:

                                                   THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                      SEPTEMBER 30                                   SEPTEMBER 30
                                        ------------------------------------------    -------------------------------------------
                                           2005           2004           CHANGE          2005            2004          CHANGE
                                        -----------    ------------    -----------    ------------    -----------    ------------
                                                                            ($ IN THOUSANDS)

Direct written premiums...........       $ 61,270        $ 38,511          59.1%       $ 166,084        $92,092           80.3%
                                        ===========    ============    ===========    ============    ===========    ============
Gross written premiums............       $ 64,656        $ 38,511          67.9%       $ 169,470        $92,092           84.0%
                                        ===========    ============    ===========    ============    ===========    ============
Net written premiums  ............       $ 32,227        $ 34,977          (7.9%)      $ 101,745        $77,805           30.8%
                                        ===========    ============    ===========    ============    ===========    ============
Net earned premiums   ............       $ 23,455        $ 22,113           6.1%       $  79,361        $47,449           67.3%
Net investment income                       2,686           1,080           149%           6,448          2,430            165%
Realized losses...................            (13)             (1)       (1,200)%            (111)            (1)      (11,000)%
Other income......................             28               3           833%             104             98            6.1%
                                        -----------    ------------    -----------    ------------    -----------    ------------
      Total revenues..............         26,156          23,195          12.8%          85,802         49,976           71.7%

Losses and LAE ...................         34,215          14,490           136%          66,569         30,799            116%
Other operating expenses..........          6,230           5,499          13.3%          18,403         13,332           38.0%
Interest expense..................            694             307           126%           1,924            418            360%
                                        -----------    ------------    -----------    ------------    -----------    ------------
      Total expenses..............         41,139          20,296           103%          86,896         44,549           95.1%
                                        -----------    ------------    -----------    ------------    -----------    ------------
Income (loss) before taxes........        (14,983)          2,899              -          (1,094)         5,427              -
Federal income tax
    benefit ......................         (5,502)            (69)       (7,874)%            (904)           (69)       (1,210)%
                                        -----------    ------------    -----------    ------------    -----------    ------------
Net income (loss) ................       $ (9,481)       $  2,968             -       $     (190)       $ 5,496              -
                                        ===========    ============    ===========    ============    ===========    ============
Ratios:
   Loss ratio.....................          145.9%           65.5%            -             83.9%          64.9%             -
   Expense ratio..................           26.6%           24.9%            -             23.2%          28.1%             -
   Combined ratio.................          172.4%           90.4%            -            107.1%          93.0%             -

Gross written premiums (direct written premiums plus assumed written premiums)
increased 67.9% from $38.5 million for the three months ended September 30, 2004 to $64.7 million for the three months ended September 30, 2005. Gross written premiums for the nine months ended September 30, 2005 were up 84.0% to $169.5 million from $92.1 million for the nine months ended September 30, 2004. Growth in the broker network at James River Insurance Company (James River Insurance)
and the agency network at Stonewood Insurance Company (Stonewood Insurance) were key drivers for the increase in gross written premiums. James River Insurance produced $53.7 million and $145.0 million, respectively, of gross written premiums in the three and nine months ended September 30, 2005 compared to $35.7 million and $86.8 million, respectively, in the three and nine months ended
September 30, 2004. Stonewood Insurance produced $10.9 million and $24.5 million, respectively, of gross written premiums in the three and nine months ended September 30, 2005 compared to $2.8 million and $5.2 million, respectively, in the three and nine months ended September 30, 2004. Gross written premiums for Stonewood Insurance for the three and nine months ended
September 30, 2005 included $3.4 million of assumed premiums from our participation in the involuntary workers' compensation pool for North Carolina which are excluded from direct written premiums. Because Stonewood Insurance wrote its first insurance policy effective January 1, 2004, results for the three months ended September 30, 2004 did not include any renewal premiums, while direct written premiums for the three and nine months ended September 30,
2005 included $2.7 million and $4.6 million, respectively, of renewal premiums.
Stonewood Insurance did not receive its "A-" (Excellent) rating from A.M. Best until April 2004, and the lack of a rating in the first quarter of 2004 limited direct written premium production in that quarter.

Net written premiums were $32.2 million for the three months ended September 30,
2005, a 7.9% decrease compared to $35.0 million for the three months ended
September 30, 2004. Net written premiums for the nine months ended September 30,
2005 were up 30.8% to $101.7 million from $77.8 million for the nine months ended September 30, 2004. The written premium ceding ratio (ratio of ceded written premiums to direct written premiums) increased to 52.9% and 40.8%, respectively, for the three and nine months ended September 30, 2005 from 9.2%
and 15.5%, respectively, for the three and nine months ended September 30, 2004.
We entered into a quota share reinsurance contract effective January 1, 2005 that transfers a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of our direct written premiums on that business. This quota share treaty significantly impacted our written premium ceding ratios for the three and nine months ended September 30, 2005. Ceded written premiums related to this quota share treaty for the three and nine months ended September 30, 2005 totaled $13.5 million and $29.6 million, respectively. We also accrued an additional $8.0 million of reinstatement premiums to our reinsurers to reinstate reinsurance coverage for which we had used our reinsurance limits in the third quarter of 2005 due to losses from Hurricane Katrina. The effects of this quota share contract and the reinstatement premiums resulting from Hurricane Katrina on our written premium ceding ratio for the three and nine months ended
September 30, 2005 were partially offset by the reduction in the written premium ceding ratio resulting from our decision to increase the amount of risk we retain before reinsurance on the primary casualty policies sold by James River
Insurance from $405,000 to $1.0 million per risk effective July 1, 2004.
Effective July 1, 2005, we increased our retention on our property excess of loss treaty at James River to $1.0 million.

Net earned premiums grew 6.1% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and 67.3% for the nine months ended September 30, 2005 compared to the nine months ended September 30,
2004. Premiums are earned ratably over the terms of our insurance policies, generally 12 months. Ceded earned premiums related to the quota share treaty were $13.5 million and $29.6 million, respectively, for the three and nine months ended September 30, 2005. Net earned premium growth for the three and nine months ended September 30, 2005 was also reduced by the $8.0 million of reinstatement reinsurance premiums that we accrued in the third quarter of 2005 due to losses from Hurricane Katrina.

Net investment income for the three months ended September 30, 2005 was $2.7 million, up 149% from $1.1 million for the three months ended September 30,
2004. Net investment income for the nine months ended September 30, 2005 was up
165% compared to the nine months ended September 30, 2004. The increase in net investment income reflects the significant growth in our

cash and invested assets from $152.2 million at September 30, 2004 to $367.2 million at September 30, 2005. The growth in our cash and invested assets came from net written premiums, $15.0 million of net proceeds from the offering of debt securities in December 2004 and $84.6 million of proceeds from our initial public offering including the underwriters' exercise of their overallotment option. The annualized gross investment yield (before investment expenses) on average cash and invested assets for the three and nine months ended September
30, 2005 was 3.8% and 3.4%, respectively. The annualized gross investment yield on our average fixed maturity security balance for the three and nine months ended September 30, 2005 was 3.8% and 3.4%, respectively. We have significantly increased our holdings of tax-advantaged state and municipal fixed maturity securities over the past twelve months. We believe that after considering their tax-advantaged characteristics, these state and municipal securities represent a good value relative to other market segments. Our annualized tax equivalent yield on our average fixed maturity security balance was 4.2% and 3.8%, respectively, for the three and nine months ended September 30, 2005. The annualized gross investment yield on average cash and invested assets for the three and nine months ended September 30, 2004 was 3.4% and 3.2%, respectively.

The largest component of other income is the interest we earned on notes receivable from employees and directors. The notes have an annual interest rate of 4.5%. Interest on the notes was $6,000 and $46,000, respectively, for the three and nine months ended September 30, 2005 and $30,000 and $88,000, respectively, for the three and nine months ended September 30, 2004. In April
2005, the notes receivable from our executive officers and directors totaling
$2.0 million were paid off by the borrowers. An additional $10,000 was repaid in
August 2005 leaving $535,000 of notes receivable outstanding September 30, 2005 from our employees who are not executive officers.

Realized losses were $13,000 in the three months ended September 30, 2005 and
$111,000 for the nine months ended September 30, 2005. Realized losses were
$1,000 in the three and nine months ended September 30, 2004.

Losses and LAE totaled $34.2 million for the three months ended September 30,
2005 representing a 136% increase compared to losses and LAE of $14.5 million for the three months ended September 30, 2004. The loss ratio (the ratio of losses and LAE to net earned premiums, net of the effects of reinsurance) was
145.9% and 83.9%, respectively, for the three and nine months ended September
30, 2005 compared to 65.5% and 64.9%, respectively, for the three and nine months ended September 30, 2004. We incurred $13.2 million of losses and LAE, net of reinsurance, from Hurricane Katrina in the third quarter of 2005.
Hurricane Katrina also impacted our loss ratios as a result of the $8.0 million of reinstatement reinsurance premiums that we accrued in the third quarter of
2005 which had the effect of reducing our net earned premiums. Our loss ratio for the three and nine months ended September 30, 2005 benefited from $1.3 million and $3.3 million, respectively, of favorable loss and loss adjustment expense reserve development related to the 2003 and 2004 accident years that our insurance subsidiaries experienced in the period.

A rollforward of the reserve for losses and LAE, net of reinsurance, is presented below:

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30                   SEPTEMBER 30
                                                   ---------------------------    ---------------------------
                                                      2005            2004           2005            2004
                                                   ------------    ------------    ----------     -----------
                                                                       ($ IN THOUSANDS)

Reserve for losses and LAE net of reinsurance
   recoverables at beginning of period...........   $  72,326        $18,181       $  47,043      $  3,183
Add: Incurred losses and LAE net of reinsurance:
    Current year.................................      35,498         14,632          69,917        30,955
    Prior years..................................      (1,283)          (142)         (3,348)         (156)
                                                   ------------    -----------    -----------    ------------
Total incurred losses and LAE....................      34,215         14,490          66,569        30,799
Deduct: Losses and LAE payments net of
   reinsurance:
    Current year.................................       2,801          1,212           5,459         2,256
    Prior years..................................       1,356             48           5,769           315
                                                   ------------    -----------    -----------    ------------
Total loss and LAE payments......................       4,157          1,260          11,228         2,571
                                                   ------------    -----------    -----------    ------------
Reserve for losses and LAE net of reinsurance
   recoverables at end of period.................     102,384         31,411         102,384        31,411
Add: Reinsurance recoverables on unpaid losses
   and LAE at end of period......................     124,150         14,269         124,150        14,269
                                                   ------------    -----------    -----------    ------------
Reserve for losses and LAE gross of reinsurance
   recoverables on unpaid losses and LAE at end
   of period.....................................   $ 226,534        $45,680       $ 226,534      $ 45,680
                                                   ============    ===========    ===========    ============

The foregoing rollforward shows that a $1.3 million redundancy developed in the three months ended September 30, 2005 on the prior accident years. Of this development, $1.6 million of favorable development occurred in the excess and surplus insurance casualty lines for the 2004 and 2003 accident years. Favorable development in the excess and surplus insurance property lines was $108,000 relating primarily to the 2004 accident year. This favorable development was offset by $398,000 of adverse development for the workers' compensation lines'
2004 accident year results primarily related to our share of the North Carolina involuntary workers' compensation pool's 2004 accident year results. Also, a
$142,000 redundancy developed in the three months ended September 30, 2004 on reserve for losses and LAE for the 2003 accident year.

The foregoing rollforward also shows that a $3.3 million redundancy developed in the nine months ended September 30, 2005 on the reserve for losses and LAE held at December 31, 2004. Of this favorable development, $2.5 million occurred in the excess and surplus insurance property lines primarily for the 2004 accident year and $1.7 million occurred in the excess and surplus insurance casualty lines for the 2004 and 2003 accident years. This favorable development was partially offset by $824,000 of unfavorable development in the workers'
compensation line primarily related to our share of the North Carolina involuntary workers' compensation pool's 2004 accident year results. Also, a
$156,000 redundancy developed in the nine months ended September 30, 2004 on the reserve for losses and LAE held at December 31, 2003.

An analysis of the gross reserve and the net reserve for losses and LAE by major line of business at September 30, 2005 is presented below:

GROSS RESERVES FOR LOSSES AND LAE                    CASE                  IBNR                 TOTAL
                                                   RESERVES              RESERVES             RESERVES
                                                  ------------         -------------        --------------
                                                                     ($ IN THOUSANDS)

Excess and Surplus Insurance Casualty Lines         $ 24,787            $  91,259            $ 116,046
Excess and Surplus Insurance Property Lines           79,388               18,142               97,530
Workers' Compensation Insurance                        3,675                9,283               12,958
                                                  ------------         -------------        --------------
Total                                               $107,850            $ 118,684            $ 226,534
                                                  ============         =============        ==============

NET RESERVE FOR LOSSES AND LAE                       CASE                  IBNR                 TOTAL
                                                   RESERVES              RESERVES             RESERVES
                                                  ------------         -------------        --------------
                                                                     ($ IN THOUSANDS)

Excess and Surplus Insurance Casualty Lines         $  9,660             $ 64,649            $  74,309
Excess and Surplus Insurance Property Lines            8,542                8,011               16,553
Workers' Compensation Insurance                        3,675                7,847               11,522
                                                  ------------         -------------        --------------
Total                                               $ 21,877             $ 80,507            $ 102,384
                                                  ============         =============        ==============

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

Net losses paid during the three months ended September 30, 2005 totaled $2.0 million, while net LAE paid totaled $2.2 million, for total net losses and LAE paid of $4.2 million. Net losses paid during the three months ended September
30, 2004 totaled $286,000 and net LAE paid totaled $974,000, for total paid net losses and LAE of $1.3 million. Net losses paid during the nine months ended
September 30, 2005 totaled $5.7 million, while net LAE paid totaled $5.5 million, for total net losses and LAE paid of $11.2 million. Net losses paid during the nine months ended September 30, 2004 totaled $582,000 and net LAE paid totaled $2.0 million, for total paid net losses and LAE of $2.6 million.
The increase in net losses and LAE paid from 2004 to 2005 is consistent with the significant growth in our insurance operations.

Other operating expenses for the three months ended September 30, 2005 totaled
$6.2 million, up 13.3% from other operating expenses incurred during the three months ended September 30, 2004 of $5.5 million. Other operating expenses for the nine months ended September 30, 2005 totaled $18.4 million, up 38.0% from other operating expenses incurred during the nine months ended September 30,
2004 of $13.3 million. Other operating expenses for the three months ended
September 30, 2005 consisted of commissions (net of reinsurance ceding commissions earned) and other underwriting expenses (net of deferred policy acquisition costs) of $1.4 million, amortization of deferred policy acquisition costs of $4.3 million and other costs of $536,000. Other operating expenses for the nine months ended September 30, 2005 consisted of commissions and other underwriting expenses (net of deferred policy acquisition costs) of $4.7 million, amortization of deferred policy acquisition costs of $12.5 million and other costs of $1.2 million. Reinsurance ceding commissions earned were $5.1 million and $12.7 million, respectively, for the three and nine months ended
September 30, 2005, with the majority of these commissions coming from our quota share reinsurance contract. A portion of the costs of acquiring insurance business, principally commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business, is deferred. For the three months ended September 30, 2005, $5.7 million of costs were deferred, $3.3 million of which related to commissions and
$2.4 million of which related to other acquisition expenses. For the nine months ended September 30, 2005, $16.5 million of costs were deferred, $9.5 million of which related to commissions and $7.0 million of which related to other acquisition expenses. Deferred policy acquisition costs are charged to other operating expenses in proportion to premiums earned over the estimated policy term, generally 12 months.

The expense ratio, which is the ratio, expressed as a percentage, of other operating expenses to net earned premiums, was 26.6% and 23.2%, respectively, for three and nine months ended September 30, 2005 compared to expense ratios of
24.9% and 28.1%, respectively, for the three and nine months ended September 30,
2004. Our expense ratio for the third quarter of 2005 was negatively impacted by the accounting for our quota share reinsurance contract and reinsurance reinstatement premiums associated with Hurricane Katrina that reduced other operating expenses for the quarter by $2.8 million and reduced net earned premiums for the quarter by $13.1 million, resulting in a 1.8% increase in our expense ratio. Additionally, a guarantee fund assessment accrual in our Worker's
Compensation Insurance segment of $570,000 increased the expense ratio by 2.4%.
Our 2004 expense ratios were negatively impacted by the expense ratios for the three and nine months ended September 30, 2004 of 59.5% and 100.3%, respectively, experienced by our Workers' Compensation Insurance segment in
Stonewood Insurance's first three quarters of insurance operations. The Workers'
Compensation Insurance segment had expense ratios of 39.5% and 35.1%, respectively, for the three and nine months ended September 30, 2005.

Interest expense totaled $694,000 and $1.9 million for the three and nine months ended September 30, 2005. Interest expense for the three and nine months ended
September 30, 2004 totaled $307,000 and $418,000, respectively. Interest expense relates to $15.0 million of senior notes and $22.7 million of junior subordinated notes that we issued in May and December 2004.

Income tax expense for the three and nine months ended September 30, 2005 differs from the amount computed by applying the Federal statutory income tax rate to the loss before income taxes primarily due to interest on tax-advantaged state and municipal securities. Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes for the three and nine months ended September 30, 2004 due to our use of net operating loss carryforwards to offset taxable income in those periods. Through June 30, 2004, we established a tax valuation allowance equal to total deferred tax assets net of existing deferred tax liabilities and current income tax expense. During the quarter ended September 30, 2004, we concluded that it was more likely than not that we would realize our entire deferred tax asset. We based this conclusion primarily on the fact that we had generated taxable income on an inception-to-date basis sufficient to exhaust all of our net operating loss carryforwards created in our start-up phase. Accordingly, we did not establish a valuation allowance against our deferred tax asset at September 30, 2004.

RESULTS BY BUSINESS SEGMENT

We evaluate performance and allocate resources based on underwriting profit
(loss), premium volume and income (loss) before taxes generated by three reportable segments which are separately managed business units:

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

There is an intercompany reinsurance pooling agreement in place between James
River Insurance and Stonewood Insurance. This intercompany reinsurance pooling agreement became effective on January 1, 2004. For 2004, the agreement called for a pooling of all business written by the companies on or after January 1,
2004 and an allocation of 70% of the pooled premiums, losses and LAE and operating expenses to James River Insurance and 30% to Stonewood Insurance.
Development on the December 31, 2003 reserve for losses and LAE was also allocated 70% to James River Insurance and 30% to Stonewood Insurance. For 2005,
James River Insurance has an 80% share and Stonewood Insurance has a 20% share of the intercompany pool. We report all segment information in this
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" prior to the effects of the intercompany reinsurance pooling agreement because we evaluate the operating performance of our reportable segments on a pre-pooling basis.

EXCESS AND SURPLUS INSURANCE

Results for the Excess and Surplus Insurance segment are as follows:

                                         THREE MONTHS ENDED                               NINE MONTHS ENDED
                                            SEPTEMBER 30                                    SEPTEMBER 30
                             --------------------------------------------     ------------------------------------------
                                 2005            2004          CHANGE            2005            2004          CHANGE
                             -------------    -----------    ------------     ------------    -----------    -----------
                                                                  ($ IN THOUSANDS)

Direct written premiums....    $ 53,715         $ 35,711          50.4%         $ 144,950       $ 86,847           66.9%
                             =============    ===========    ============     ============    ===========    ===========
Gross written premiums.....    $ 53,715         $ 35,711          50.4%         $ 144,950       $ 86,847           66.9%
                             =============    ===========    ============     ============    ===========    ===========
Net written premiums.......    $ 22,276         $ 32,618        (31.7)%         $  80,381       $ 73,386            9.5%
                             =============    ===========    ============     ============    ===========    ===========
Net earned premiums........    $ 16,112         $ 20,522        (21.5%)         $  61,367       $ 44,681           37.3%

Losses and LAE.............      29,134           12,910           126%            55,019         28,343           94.1%
Underwriting expenses......       2,797            4,121        (32.1%)            10,906         10,103            7.9%
                             -------------    -----------    ------------     ------------    -----------    -----------
   Underwriting profit
   (loss) (1)..............     (15,819)           3,491              -            (4,558)         6,235              -

Net investment income......       2,016              878           130%             4,945          1,917            158%
Realized losses............         (11)              (1)       (1,000%)              (16)            (1)        (1,500%)
                             -------------    -----------    ------------     ------------    -----------    -----------
Income (loss) before taxes.    $(13,814)        $  4,368              -         $     371       $  8,151          (95.4%)
                             =============    ===========    ============     ============    ===========    ===========
Ratios:
   Loss ratio..............       180.8%            62.9%             -             89.7%          63.4%              -
   Expense ratio...........        17.4%            20.1%             -             17.8%          22.6%              -
   Combined ratio..........       198.2%            83.0%             -            107.4%          86.0%              -

(1) See "-- Reconciliation of Non-GAAP Measure."

Underwriting results by major line of business within the Excess and Surplus
Insurance segment are as follows:

                       CASUALTY       PROPERTY                         CASUALTY       PROPERTY
                         LINES          LINES            TOTAL           LINES          LINES          TOTAL
                      ------------    -----------     ------------    ------------    -----------    ----------
                                  THREE MONTHS ENDED                             THREE MONTHS ENDED
                                  SEPTEMBER 30, 2005                             SEPTEMBER 30, 2004
                      --------------------------------------------    -----------------------------------------
                                                      ($ IN THOUSANDS)

 Net earned
      premiums...       $20,058         $(3,946)        $16,112          $18,772         $1,750        $20,522
                      ============    ===========     ============    ============    ===========    ==========
 Losses and LAE..       $13,412         $15,722         $29,134          $11,805         $1,105        $12,910
                      ============    ===========     ============    ============    ===========    ==========
 Loss ratio......         66.9%               -          180.8%           62.9%           63.1%          62.9%
                      ============    ===========     ============    ============    ===========    ==========

                                   NINE MONTHS ENDED                             NINE MONTHS ENDED
                                  SEPTEMBER 30, 2005                             SEPTEMBER 30, 2004
                      --------------------------------------------    -----------------------------------------
                                                      ($ IN THOUSANDS)
 Net earned
      premiums...       $62,758         $(1,391)        $61,367          $40,646         $4,035        $44,681
                      ============    ===========     ============    ============    ===========    ==========
 Losses and LAE..       $40,609         $14,410         $55,019          $25,799         $2,544        $28,343
                      ============    ===========     ============    ============    ===========    ==========
 Loss ratio......         64.7%               -          89.7%            63.5%           63.0%         63.4%
                      ============    ===========     ============    ============    ===========    ==========

Gross written premiums for the three months ended September 30, 2005 increased
50.4% to $53.7 million from $35.7 million for the three months ended September
30, 2004. Gross written premiums for the nine months ended September 30, 2005 increased 66.9% compared to the nine months ended September 30, 2004. James
River Insurance wrote its first insurance policy effective July 1, 2003, and results for the three and nine months ended September 30, 2004 included $6.3 million of renewal premiums. Direct written premiums for the three and nine months ended September 30, 2005 include $21.2 million and $49.3 million, respectively, of renewal premiums. The increase in gross written premiums in the three and nine months ended September 30, 2005 is driven by an increase in the number of brokers submitting insurance business to James River Insurance from
86, 116 and 135 respectively, for the three months ended March 31, 2004, June
30, 2004 and September 30, 2004 to 158, 172 and 173, respectively, for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005.

The written premium ceding ratio for the Excess and Surplus Insurance segment was 58.5% and 44.5%, respectively, for the three and nine months ended September
30, 2005 and 8.7% and 15.5%, respectively, for the three and nine months ended
September 30, 2004. The increase in the written premium ceding ratio for the three and nine months ended September 30, 2005 was driven by the impact of a new quota share reinsurance contract effective January 1, 2005. Ceded written premiums related to this quota share treaty for the three and nine months ended
September 30, 2005 totaled $13.5 million and $29.6 million, respectively. We also accrued an additional $8.0 million of reinstatement premiums to our reinsurers to reinstate reinsurance coverage for which we had used our reinsurance limits in the third quarter of 2005 due to losses from Hurricane
Katrina. The effects of this quota share contract and the reinstatement premiums from Hurricane Katrina on our written premium ceding ratio for the three and nine months ended September 30, 2005 were partially offset

by the reduction in the written premium ceding ratio resulting from our decision to increase the amount of risk we retain before reinsurance on our primary casualty policies sold by James River Insurance from $405,000 to $1.0 million effective July 1, 2004. Effective July 1, 2005, we increased our retention on our property excess of loss treaty at James River Insurance to $1.0 million. In the second quarter of 2004, we adjusted the estimated reinsurance premium ceding rate on one of our retrospective experience rated reinsurance treaties. The impact of this adjustment was to reduce ceded written premiums by $3.7 million, increase net earned premiums by $1.6 million and increase losses and LAE incurred by approximately $1.0 million in the second quarter of 2004. Our low written premium ceding ratio in the third quarter of 2004 compared to the third quarter of 2005 is also attributable to the recapture of ceded unearned premium from the termination of a primary casualty excess of loss reinsurance treaty on
July 1, 2004.

The loss ratio for the Excess and Surplus Insurance segment was 180.8% and
89.7%, respectively, for the three and nine months ended September 30, 2005 compared to 62.9% and 63.4%, respectively, for the three and nine months ended
September 30, 2004. We incurred $13.2 million of losses and LAE, net of reinsurance, from Hurricane Katrina. Hurricane Katrina also impacted our loss ratios as a result of the $8.0 million of reinstatement premiums that we accrued in the third quarter of 2005, which had the effect of reducing our net earned premiums. The loss ratio for the three and nine months ended September 30, 2005 was impacted by $1.7 million and $4.2 million, respectively, of favorable loss and LAE reserve development on the 2003 and 2004 accident years. This favorable development included $108,000 and $2.5 million, respectively, of favorable development in the James River Insurance property line primarily related to the
2004 accident year for the three and nine months ended September 30, 2005.
Favorable development in the excess and surplus insurance casualty lines was
$1.6 million and $1.7 million, respectively, for the three and nine months ended
September 30, 2005.

The expense ratio for the Excess and Surplus Insurance segment improved to 17.4%
and 17.8%, respectively, for the three and nine months ended September 30, 2005 from 20.1% and 22.6%, respectively, for the three and nine months ended
September 30, 2004. Our expense ratio for the three and nine months ended
September 30, 2005 reflected strong expense management of commission expenses and other operating expenses and our use of technology to process and administer our insurance business in a cost efficient manner. The expense ratio for the three and nine months ended September 30, 2005 also benefited from the ceding commission that James River Insurance receives on the quota share reinsurance contract, which totaled $3.1 million and $7.1 million, respectively, for the three and nine months ended September 30, 2005. The quota share treaty also impacted the expense ratio by reducing net earned premiums by $13.5 million and
$29.6 million, respectively, for the three and nine months ended September 30,
2005. The expense ratio for the three and nine months ended September 30, 2005 was negatively impacted by reinsurance premiums associated with Hurricane
Katrina which reduced net earned premiums for the third quarter of 2005 by $8.0 million.

WORKERS' COMPENSATION INSURANCE

Results for the Workers' Compensation Insurance segment are as follows:

                                            THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                               SEPTEMBER 30                                        SEPTEMBER 30
                             -------------------------------------------------     ---------------------------------------------
                                                                 PERCENTAGE                                        PERCENTAGE
                                 2005              2004            CHANGE             2005            2004           CHANGE
                             --------------    -------------    --------------     ------------    -----------    --------------
                                                                      ($ IN THOUSANDS)

Direct written premiums.....  $  7,555          $ 2,800              170%           $ 21,134        $ 5,245            303%
                             ==============    =============    ==============     ============    ===========    ==============
Gross written premiums......  $ 10,941          $ 2,800              291%           $ 24,520        $ 5,245            367%
                             ==============    =============    ==============     ============    ===========    ==============
Net written premiums........  $  9,951          $ 2,359              322%           $ 21,364        $ 4,419            383%
                             ==============    =============    ==============     ============    ===========    ==============

Net earned premiums.........  $  7,343          $ 1,591              362%           $ 17,994        $ 2,768            550%
Losses and LAE .............     5,081            1,580              222%             11,550          2,456            370%
Underwriting expenses.......     2,897              947              206%              6,322          2,776            128%
                             --------------    -------------    --------------     ------------    -----------    --------------
Underwriting profit
   (loss) (1)...............      (635)            (936)            32.2%                122         (2,464)             -

Net investment income.......       454              150              203%              1,026            449            129%
Other income................        10              (31)                -                 24              6            300%
                             --------------    -------------    --------------     ------------    -----------    --------------
Income (loss) before taxes..  $   (171)         $  (817)            79.1%           $  1,172        $(2,009)             -
                             ==============    =============    ==============     ============    ===========    ==============
Ratios:
   Loss ratio...............        69.2%            99.3%              -                 64.2%          88.7%           -
   Expense ratio............        39.5%            59.5%              -                 35.1%         100.3%           -
   Combined ratio...........       108.6%           158.8%              -                 99.3%         189.0%           -

(1) See "-- Reconciliation of Non-GAAP Measure."

Gross written premiums for the three months ended September 30, 2005 increased to $10.9 million from $2.8 million for the three months ended September 30,
2004. Gross written premiums for the nine months ended September 30, 2005 increased to $24.5 million compared to $5.2 million for the nine months ended
September 30, 2004. Gross written premiums for Stonewood Insurance for the three and nine months ended September 30, 2005 included $3.4 million of assumed premiums from our participation in the involuntary workers' compensation pool for North Carolina. Since Stonewood Insurance wrote its first insurance policy effective January 1, 2004, results for the three and nine months ended September
30, 2004 did not include any renewal premiums, while direct written premiums for the three and nine months ended September 30, 2005 included $2.7 million and
$4.6 million, respectively, of renewal premiums. At September 30, 2005, there were 134 agents in the Workers' Compensation Insurance segment network compared to 100 at September 30, 2004. Stonewood Insurance did not receive its "A-"
(Excellent) rating from A.M. Best until April 2004, and the lack of a rating in the first quarter of 2004 limited direct written premium production in that quarter.

The impact of Stonewood Insurance's participation in the involuntary workers'
compensation pool for North Carolina was a reduction in income before taxes of
$623,000 and $891,000 for the three and nine months ended September 30, 2005, respectively. A change in estimate during the second quarter of 2005 related to the premium earned in the Workers' Compensation Insurance segment as a result of the payroll audit process resulted in an increase in income before taxes of $419,000 in that quarter. Although premium rates on our workers'
compensation policies are fixed, the final premium on a policy will vary based on the difference between the estimated payroll of the customer at the time the policy is written and the final audited payroll of the customer during the policy period.

The written premium ceding ratio for the three and nine months ended September
30, 2005 was 13.1% and 14.9%, respectively, for the Workers' Compensation
Insurance segment compared to 15.7% for the three and nine months ended
September 30, 2004. We retain $500,000 of risk per occurrence on workers'
compensation insurance policies, with the risk in excess of $500,000 up to $20 million being ceded to reinsurers. We retain risk of loss for claims above the
$20 million limit ceded to reinsurers or above $10 million for any one life.

The loss ratio for the Workers' Compensation Insurance segment was 69.2% and
64.2%, respectively, for the three and nine months ended September 30, 2005 compared to 99.3% and 88.7%, respectively, for the three and nine months ended
September 30, 2004. The loss ratio for the Workers' Compensation Insurance segment for the three and nine months ended September 30, 2005 was significantly impacted by the loss ratio on Stonewood Insurance's share of the North Carolina involuntary workers' compensation pool's results of 92.6% and 88.6%, respectively, for the three and nine months ended September 30, 2005. The loss ratio for the Workers' Compensation Insurance segment for the nine months ended
September 30, 2005 benefited from $103,000 of favorable reserve development related to direct workers' compensation business written by Stonewood Insurance for the 2004 accident year. The loss ratio for the three and nine months ended
September 30, 2004 was negatively impacted by claims administration expenses that were high relative to our low volume of claims activity during our first nine months of workers' compensation insurance operations. For the three and nine months ended September 30, 2004, adjusting and other expenses were 11.7%
and 12.0%, respectively, of net earned premiums for the Workers' Compensation
Insurance segment.

The expense ratio for the Workers' Compensation Insurance segment improved to
39.5% and 35.1%, respectively, for the three and nine months ended September 30,
2005 from 59.5% and 100.3%, respectively, for the three and nine months ended
September 30, 2004. Underwriting expenses for the three and nine months ended
September 30, 2005 included a $570,000 accrual for anticipated guaranty fund assessments. The expense ratio for the Workers' Compensation Insurance segment in 2004 was impacted by the costs required to establish the infrastructure to handle a high volume of insurance activity.

CORPORATE AND OTHER

Results for the Corporate and Other segment are as follows:

                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 SEPTEMBER 30                            SEPTEMBER 30
                                     ------------------------------------    -----------------------------------
                                           2005                2004               2005                 2004
                                     ----------------   -----------------    ----------------     ---------------
                                                                    ($ IN THOUSANDS)

Net investment income............         $    216           $     52            $    477             $     64
Realized losses..................               (2)                 -                 (95)                   -
Other income.....................               18                 34                  80                   92
Other operating expenses.........             (536)              (431)             (1,175)                (453)
Interest expenses................             (694)              (307)             (1,924)                (418)
                                     ---------------     ----------------    ----------------     ---------------
Income (loss) before taxes.......         $   (998)          $   (652)           $ (2,637)            $   (715)
                                     ===============     ================    ================     ===============

Net investment income for the Corporate and Other segment increased from $52,000 for the three months ended September 30, 2004 to $216,000 for the three months ended September 30, 2005. Net investment income was $64,000 for the nine months ended September 30, 2004 compared to $477,000 for the nine months ended
September 30, 2005. The increases in net investment income reflect the use of a portion of the proceeds from our offerings of senior notes and junior subordinated notes in 2004 to create a bond portfolio and an investment in a bond mutual fund (classified as an equity security in the financial statements)
at the James River Group, Inc. holding company. In the third quarter of 2005, we retained a portion of the proceeds from our initial public offering in cash and invested assets at the holding company. At September 30, 2005, cash and invested assets at our holding company totaled $33.9 million. These funds are invested at the holding company until the insurance subsidiaries require additional capital contributions or until they are needed for other corporate purposes.

The largest component of other income for the Corporate and Other segment is the interest we earn on notes receivable from employees and directors.
Interest on the notes was $6,000 and $46,000, respectively, for the three and nine months ended September 30, 2005 compared to $30,000 and $88,000, respectively, for the three and nine months ended September 30, 2004. In April
2005, the notes receivable from our executive officers and directors totaling
$2.0 million were paid off by the borrowers. In August 2005, an additional
$10,000 was repaid leaving $535,000 of notes receivable from our employees who are not executive officers outstanding at September 30, 2005.

Other expenses of the Corporate and Other segment were $536,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2005 and $431,000 and $453,000, respectively, for the three and nine months ended
September 30, 2004. Other expenses for the Corporate and Other segment include personnel costs associated with the holding company employees, directors' fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries and the amount of the reimbursement is included primarily as underwriting expenses in the results of our Excess and
Surplus Insurance and Workers' Compensation Insurance segments. The amounts of other expenses of the Corporate and Other segment presented above represent the expenses of the holding company that were not reimbursed by our subsidiaries.

Interest expense totaled $694,000 and $1.9 million for the three and nine months ended September 30, 2005, respectively. Interest expense for the three and nine months ended September 30, 2004 totaled $307,000 and $418,000, respectively.
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

At September 30, 2005, cash and invested assets at our holding company totaled
$33.9 million.

CASH FLOWS

Our sources of operating funds consist primarily of written premiums, investment income and proceeds from offerings of our debt and equity securities. We use operating cash flows primarily to pay operating expenses and losses and LAE.

A summary of our cash flows is as follows:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                    --------------------------------
                                                        2005               2004
                                                    --------------     -------------
                                                           ($ IN THOUSANDS)

Cash and cash equivalents provided by (used in):
   Operating activities......................        $   88,059         $   51,025
   Investing activities......................          (179,837)           (72,413)
   Financing activities......................            87,253             22,618
                                                    --------------     -------------
Change in cash and cash equivalents..........        $   (4,525)        $    1,230
                                                    ==============     =============

Net cash provided by operating activities for the nine months ended September
30, 2005 totaled $88.1 million compared to cash provided by operating activities of $51.0 million for the nine months ended September 30, 2004. Cash provided by operating activities in both periods is primarily attributable to cash received on written premiums exceeding cash disbursed for operating expenses and losses and LAE. The increase in net cash provided by operating activities reflects the significant growth in our premium cash receipts in the nine months ended
September 30, 2005 compared to the nine months ended September 30, 2004.

Financing transactions during the nine months ended September 30, 2005 included the repayment of $2.0 million of notes receivable from our executive officers and directors in April 2005 and net proceeds of $84.6 million from our initial public offering (see -"Initial Public Offering"). Net cash provided by financing activities for the nine months ended September 30, 2004 was $22.6 million and included $1.3 million net proceeds from the issuance of shares of Series B convertible preferred stock (Series B shares) and $21.3 million net proceeds from the issuance of unsecured, floating rate senior debentures (senior notes)
and junior subordinated debentures (junior subordinated notes). We used the proceeds from the senior notes and the junior subordinated notes to provide additional capital to our insurance subsidiaries and working capital for us.

At December 31, 2004, we had notes receivable from employees and directors totaling $2.6 million, which were issued in connection with the sale of our
Series B shares. These notes receivable are due in 2013. The borrowers must repay the notes concurrently with any sale or other disposition of the borrower's underlying common shares and in certain other circumstances outlined in the underlying promissory notes. These notes are classified as a reduction in stockholders' equity on our balance sheet. In April 2005, the notes receivable from our executive officers and directors totaling $2.0 million were paid off by the borrowers. An additional $10,000 was repaid in August 2005 leaving $535,000 of notes receivable from our employees who are not executive officers outstanding at September 30, 2005.

In May 2004, we increased the number of authorized Series B shares from 700,000 to 713,500. In May 2004, we issued 13,500 Series B shares, with proceeds, net of issuance costs, totaling $1.3 million.

SENIOR NOTES AND JUNIOR SUBORDINATED NOTES

In May 2004, we issued $15.0 million of senior notes due April 29, 2034. The senior notes are not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior notes are redeemable prior to their stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the indenture for the senior notes contain certain covenants which, among other things, restrict our assuming senior indebtedness secured by our subsidiaries' capital stock or issuing shares of our subsidiaries' capital stock. We are in compliance with all covenants in the indenture at September 30, 2005.

The following table summarizes the nature and terms of the junior subordinated notes and trust preferred securities outstanding at September 30, 2005:

                                                           JAMES RIVER CAPITAL TRUST I          JAMES RIVER CAPITAL TRUST II
                                                         -------------------------------      --------------------------------
                                                                                 ($ IN THOUSANDS)

Issue date.........................................               May 26, 2004                       December 15, 2004
Principal amount of trust preferred securities.....                  $7,000                               $15,000
Principal amount of junior subordinated notes......                  $7,217                               $15,464
Maturity date of junior subordinated notes, unless
   accelerated earlier.............................               May 24, 2034                       December 15, 2034
Trust common stock.................................                   $217                                 $464
Interest rate, per annum...........................       Three-Month LIBOR plus 4.0%           Three-Month LIBOR plus 3.4%
Redeemable at 100% of principal amount at our
   option on or after..............................               May 24, 2009                       December 15, 2009

We have provided a full, irrevocable and unconditional guarantee of payment of the obligations of each of the trusts under the trust preferred securities. The indentures for the junior subordinated notes contain certain organizational covenants with which we are in compliance as of September 30, 2005.

At September 30, 2005, the ratio of total debt outstanding to total capitalization (defined as total debt outstanding plus total stockholders'
equity) was 18.6%. We use capital to support our premium growth and having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using entirely equity capital to support our premium growth. Our target debt to total capitalization ratio is
35.0% or less.

INITIAL PUBLIC OFFERING

On May 3, 2005, we filed a registration statement on Form S-1 with the
Securities Exchange Commission for an initial public offering of common stock.
Our registration statement was declared effective on August 8, 2005. On August
9, 2005, we effected a ten-for-one split of our common stock to shareholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A convertible preferred stock and Series B shares, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of common stock. In addition, we amended and restated our certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and decrease the number of authorized shares of preferred stock to 5,000,000. Gross proceeds from the sale of 4,444,000 shares of common stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Costs associated with the initial public offering included $5.6 million of underwriting costs and $995,000 of other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of common stock were issued and sold at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $12.0 million and underwriting costs were $840,000.

On August 8, 2005, we issued 416,895 options for the purchase of our common stock at the initial public offering price of $18.00 per share to certain employees. On September 13, 2005, we issued 35,084 options for the purchase of our common shares to our Chief Executive Officer with an exercise of $21.00 per share, the fair value of the shares at the date of grant.

RETURN ON EQUITY

One of the key financial measures that we use to evaluate our operating performance is return on equity. We calculate return on equity by dividing net income (loss) by average stockholders' equity for the period. Our overall financial goal is to produce a return on equity of at least 15.0% over the long-term. Our return on equity for the three months ended September 30, 2005, using annualized net loss for that period as the numerator, was (29.5%), down from 15.8% for the three months ended September 30, 2004. Our return on equity for the nine months ended September 30, 2005, using annualized net loss for that period as the numerator, was (0.2%), down from 9.9% for the nine months ended
September 30, 2004. Interim results are not necessarily indicative of results of operations for the full year.

CASH AND INVESTED ASSETS

Our cash and invested assets consist of fixed maturity securities, short-term investments, cash and cash equivalents and a bond mutual fund (classified as an equity security on the balance sheet). At September 30, 2005 and December 31,
2004, our investments in fixed maturity securities had carrying values (which were the same as their fair values) of $341.1 million and $172.7 million, respectively. Our fixed maturity securities and equity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). The average duration of our fixed maturity security portfolio at September 30, 2005 is approximately 4.3 years.

The amortized cost and fair value of our investments in fixed maturity securities were as follows:

                                             SEPTEMBER 30, 2005                                DECEMBER 31, 2004
                                ---------------------------------------------     --------------------------------------------
                                                                     % OF                                            % OF
                                 AMORTIZED          FAIR            TOTAL           AMORTIZED        FAIR            TOTAL
                                    COST            VAULE         FAIR VALUE          COST           VALUE        FAIR VALUE
                                -------------    ------------     -----------     -------------    ----------    -------------
                                                                      ($ IN THOUSANDS)

Corporate....................... $  97,281        $  95,827           28.1%         $   56,055       $56,042         32.4%
U.S. treasury securities and
  obligations of U.S.
  government agencies...........    46,055           45,307           13.3%             38,177        37,958         22.0%
State and municipal.............    98,660           97,916           28.7%             33,068        33,064         19.1%
Mortgage-backed.................    66,828           66,276           19.4%             30,796        30,896         17.9%
Asset-backed....................    36,081           35,742           10.5%             14,793        14,771          8.6%
                                -------------    ------------     -----------     -------------    ----------    -------------
Total........................... $ 344,905        $ 341,068          100.0%         $  172,889      $172,731        100.0%
                                =============    ============     ===========     =============    ==========    =============

The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:

                                                       SEPTEMBER 30, 2005
                                          ----------------------------------------------
                                            AMORTIZED           FAIR        % OF TOTAL
                                               COST             VALUE       FAIR VALUE
                                          --------------    -----------    -------------
                                                        ($ IN THOUSANDS)

Due in:
  One year or less.................        $   6,635         $   6,592             1.9%
  After one year through five years           88,153            86,746            25.4%
  After five years through ten years          75,646            74,560            21.9%
  After ten years..................           71,562            71,152            20.9%
  Mortgage-backed..................           66,828            66,276            19.4%
  Asset-backed.....................           36,081            35,742            10.5%
                                          --------------    -----------    -------------
Total..............................        $ 344,905         $ 341,068           100.0%
                                          ==============    ===========    =============

The majority of the unrealized losses on fixed maturity securities are interest rate related. All but two of the fixed maturity securities with an unrealized loss at September 30, 2005 were rated investment grade by Standard & Poor's.
None of the fixed maturity securities with unrealized losses, has ever missed, or been delinquent on, a scheduled principal or interest payment. At September
30, 2005, 98.2% of our fixed maturity security portfolio was rated "A-" or better by Standard & Poor's or received an equivalent rating from another nationally recognized rating agency. We have concluded that none of the available-for-sale securities with unrealized losses at September 30, 2005 has experienced an other-than-temporary impairment.

Our short-term investments were $13.2 million and our cash and cash equivalents were $11.0 million at September 30, 2005. Our short-term investments were $4.6 million and our cash and cash equivalents were $15.6 million at December 31,
2004. The percentage of our cash and invested assets in cash and short-term investments was 6.6% at September 30, 2005 compared to 10.4% at December 31,
2004.

DEFERRED POLICY ACQUISITION COSTS

A portion of the costs of acquiring insurance business, principally commissions and certain policy underwriting and issuance costs which vary with and are primarily related to the production of insurance business, are deferred.
Deferred policy acquisition costs totaled $15.3 million, or 17.2% of unearned premiums (net of reinsurance) at September 30, 2005. Deferred policy acquisition costs totaled $11.3 million, or 17.1%, of unearned premiums (net of reinsurance)
at December 31, 2004.

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

Our reinsurance is contracted under excess of loss and quota-share reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premium. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.

Through June 30, 2004, we retained approximately $500,000 per risk for all coverages except for primary casualty coverages, for which we retained $405,000 per risk. Effective July 1, 2004, we increased the retention on our primary casualty reinsurance treaty at James River Insurance to $1.0 million. The retentions remained at approximately $500,000 on the other reinsurance treaties at James River Insurance that we renewed effective July 1, 2004 and on all business written by Stonewood Insurance. Effective July 1, 2005, we increased the retention on our property excess of loss reinsurance treaty at James River
Insurance to $1.0 million. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we may establish allowances for amounts considered uncollectible. At September 30, 2005, there was no allowance for uncollectible reinsurance. James River Insurance and Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of "A"
(Excellent) or better for liability coverages and "A-" (Excellent) or better for property coverages.

At September 30, 2005, we had reinsurance recoverables on unpaid losses of
$124.1 million. Reinsurance recoverables on paid losses at September 30, 2005 were less than $1,000 in the

aggregate. Included in reinsurance recoverables on unpaid losses at September
30, 2005 are $78.6 million of recoverables related to Hurricane Katrina losses.
All but $11.0 million of our recoverables at September 30, 2005 are from reinsurers rated "A" or better by A.M. Best, or are collateralized by a trust agreement with American Empire. In addition, we have received collateral in the form of cash or letters of credit for $7.5 million of the $11.0 million that is recoverable from reinsurers with A.M. Best ratings below "A". We have requested, and we have a contractual right to, collateral on the remaining $3.5 million.

We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes and to individually review each property insurance policy to determine its impact on the risk of our overall portfolio. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. We measure exposure to catastrophe losses in terms of probable maximum loss (PML) which is an estimate of how much we would expect to pay in a wind or earthquake event occurring once in every 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective June 1, 2004, we purchased catastrophe reinsurance coverage of $5.0 million per event in excess of our $2.0 million per event retention. Effective June 1, 2005, we increased our catastrophe reinsurance coverage to $36.0 million per event in excess of our
$2.0 million per event retention. Our loss and LAE from Hurricane Katrina exceeded our catastrophe reinsurance coverage limits, and as a result, we accrued an additional $2.4 million of ceded premiums payable to our catastrophe reinsurers to reinstate our catastrophe reinsurance coverage to be available for future catastrophes that may occur prior to the end of the coverage term on May
31, 2006. Following Hurricane Katrina, we have a full catastrophe reinsurance limit available to us as a result of our reinstatement premiums.

At the time of our acquisition of Fidelity in June 2003, Fidelity had a reinsurance agreement with its parent, American Empire Surplus Lines Insurance
Company (American Empire). Under this reinsurance agreement, Fidelity ceded all of its liabilities on all insurance business it wrote or assumed through June
30, 2003 to American Empire. American Empire and Fidelity also entered into a trust agreement under which American Empire established a trust account with
Fidelity as the beneficiary. Under the trust agreement, American Empire must maintain assets with a current fair value greater than or equal to the ultimate net aggregate losses recoverable under the reinsurance agreement. At September
30, 2005, reinsurance recoverables from American Empire were $3.0 million and reinsurance recoverables from third party reinsurers associated with the business that Fidelity wrote before we acquired it were $3.8 million. These recoverables are secured by trust assets of $7.6 million. In the event that the third party reinsurers default on their obligations, the recoverables would become subject to our reinsurance agreement with American Empire and, accordingly, American Empire will indemnify us for any such uncollectible third party reinsurance recoverables. The trust assets are limited to cash and investments permitted by Ohio insurance laws. None of the trust assets can be in capital stock or in fixed income securities that are below investment grade. As additional security, Great American Insurance Company, an affiliate of American
Empire, has irrevocably and unconditionally guaranteed the performance by
American Empire of all of its obligations under the reinsurance agreement and trust agreement. Great American Insurance Company and American Empire have financial strength ratings of "A" (Excellent) from A.M. Best. We remain liable for the liabilities ceded under the reinsurance agreement in the event that the trust assets are insufficient to cover the ultimate net aggregate losses recoverable under the reinsurance agreement and American Empire and Great
American Insurance Company default on their respective obligations.

We entered into a quota share reinsurance contract effective January 1, 2005 that transfers a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of our direct written premiums on that business. Under terms of the agreement, James River Insurance cedes a portion of its other liability occurrence and primary property business which includes business written by the general casualty, manufacturers and contractors and primary property divisions.
By transferring risk to the reinsurers, we also reduced the amount of capital required to support the insurance operations of James River Insurance.

James River Insurance receives a ceding commission equal to 25% of ceded earned premium and pays a reinsurer margin equal to 4.5% of ceded earned premium under its quota share reinsurance contract. The ceding commission cannot be reduced, although under certain circumstances, based on underwriting results, James River
Insurance is entitled to an additional profit contingent commission up to an amount equal to all of the reinsurer's profits above the margin. James River
Insurance maintains a funds-held account which is credited interest at a fixed rate of 3.75% annually. The funds-held account balance is recorded as a liability on our balance sheet, and at September 30, 2005, the balance of the account was $22.1 million, $19.1 million of which relates to our quota share reinsurance contract. Assets supporting the funds-held liability are not segregated or restricted. The contract has a loss ratio cap of 115%, which means that we cannot cede any losses in excess of a 115% loss ratio to the reinsurer.
For the three months ended September 30, 2005, ceded earned premiums related to this quota share treaty were $13.5 million, ceded loss and LAE were $22.9 million and our reinsurance ceding commission was $3.1 million including the recapture of approximately $900,000 of reinsurers' margin recognized as a reduction in reinsurance ceding commissions in the first two quarters of 2005.
For the nine months ended September 30, 2005, ceded earned premiums related to this quota share treaty were $29.6 million, ceded loss and LAE were $34.0 million and our reinsurance ceding commission was $7.1 million. At September 30,
2005 ceded losses and LAE in the subject business exceeded the 115% cap in the contract. The loss ratio cap is based on 115% of ceded premiums earned for all of 2005, so as additional premiums are ceded under this contract during the fourth quarter of 2005, we may also gain capacity to cede additional losses under this contract, including those losses resulting from Hurricane Katrina.

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

RECONCILIATION OF NON-GAAP MEASURE

Underwriting profit (loss) of insurance segments is defined as net earned premiums less losses and LAE and other operating expenses of our two insurance segments, the Excess and Surplus Insurance segment and the Workers' Compensation
Insurance segment. Our definition of underwriting profit (loss) may not be comparable to the definition of underwriting profit (loss) for other companies.
We evaluate the performance of our insurance segments and allocate resources based primarily on underwriting profit (loss) of insurance segments. We believe that this is a useful measure for investors in evaluating the performance of our insurance segments because our objective is to consistently earn underwriting profits.

The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to consolidated income (loss) before taxes:

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30                     SEPTEMBER 30
                                         ------------------------------------------------------------------
                                               2005             2004             2005            2004
                                         ------------------------------------------------------------------

Underwriting profit (loss) of insurance
   segments:
     Excess and Surplus Insurance            $(15,819)       $    3,491       $    (4,558)     $  6,235
     Workers' Compensation Insurance             (635)             (936)              122        (2,464)
                                         ------------------------------------------------------------------
Total underwriting profit (loss) of           (16,454)            2,555            (4,436)        3,771
   insurance segments
Net investment income                           2,686             1,080             6,448         2,430
Realized losses                                   (13)               (1)             (111)           (1)
Other income                                       28                 3               104            98
Other operating expenses of the
   Corporate and Other segment                   (536)             (431)           (1,175)         (453)
Interest expense
                                                 (694)             (307)           (1,924)         (418)
                                         ------------------------------------------------------------------
Consolidated income (loss) before taxes      $(14,983)       $    2,899       $    (1,094)     $  5,427
                                         ==================================================================

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
Compensation expense in 2006 associated with options granted in August and
September of 2005 is expected to be $934,000. Because the amount, terms and fair values of awards to be issued in the future are uncertain, the total impact of the adoption of Statement 123(R) on our financial statements is not known at this time.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking" statements within the meaning of the
Securities Litigation Reform Act of 1995, including among others those concerning: our business and growth strategies; the basis for our reserve estimates; our exposure to environmental liability claims; the adequacy of our reserves; our target debt to total capitalization ratio and our return on equity goal. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: effects of increased competition; effects of the cyclical nature of our business;
effects of developments in the financial or capital markets; changes in availability, cost or quality of reinsurance; payment of claims by reinsurers on time or at all; effects of severe weather conditions and other catastrophes;
effects of war or terrorism; changes in relationships with agencies, brokers and agents; changes in rating agency policies or practices; decline in financial ratings; changes in regulations or laws applicable to our insurance subsidiaries; changes in legal theories of liability under our insurance policies; accuracy of assumptions underlying our catastrophe model; actual losses incurred by policyholders as a result of hurricanes and risks described in our filings with the Securities and Exchange Commission, including our registration statement on Form S-1, as amended.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk. Our market risks at September 30, 2005 have not materially changed from those identified in our registration statement on Form S-1, as amended.

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

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of "A" (Excellent) or better for liability coverages and "A-" (Excellent) or better for property coverages. In an effort to minimize our exposure to the insolvency of our reinsurers, our security committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our security committee continually monitors rating downgrades involving any of our reinsurers. At September 30, 2005, all but $11.0 million of our reinsurance recoverables are either from companies with
A.M. Best ratings of "A" (Excellent) or better, or are collateralized by a trust agreement with American Empire as explained in "Reinsurance" above. In addition, we have received collateral in the form of cash or letters of credit for $7.5 million of the $11.0 million that is recoverable from reinsurers with A.M. Best ratings below "A". We have requested, and we have a contractual right to, collateral on the remaining $3.5 million.

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

ITEM 4.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report.
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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)      Unregistered Sales of Equity Securities

         During the three months ending September 30, 2005, we issued ten-year stock options to purchase up to an aggregate of 451,979 shares of common stock to certain employees at a weighted average exercise price of $18.23 per share pursuant to our 2005 Incentive Plan. These options were issued in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933. No underwriters were involved in the issuance of these options.

(b)      Use of Proceeds from Initial Public Offering

         On May 3, 2005, we filed a registration statement on Form S-1 with the
         Securities Exchange Commission for an initial public offering of common stock. The offering was made through an underwriting syndicate led by book-running manager Keefe, Bruyette & Woods, Inc., and co-managers
         Bear, Stearns & Co., Inc., Friedman, Billings, Ramsey & Co., Inc. and
         Wachovia Capital Markets, LLC. Our registration statement was declared effective on August 8, 2005. On August 9, 2005, we effected a ten-for-one split of our common stock to shareholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A convertible preferred stock and Series B shares, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of common stock. In addition, on that date we amended and restated our certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and decrease the number of authorized shares of preferred stock to 5,000,000. Gross proceeds from the sale of 4,444,000 shares of common stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Costs associated with the initial public offering included $5.6 million of underwriting costs and $995,000 of other issuance costs, resulting in net proceeds from the sale of $73.4 million.

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

ITEM 6.  EXHIBITS.

--------------------------------------------------------------------------------
EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
3.1            Third Amended and Restated Certificate of Incorporation
               (incorporated herein by reference to Exhibit 3.1 to the Company's
               Current Report on Form 8-K dated August 12, 2005 (File No.
               000-51480)).
--------------------------------------------------------------------------------
3.2            Form of Third Amended and Restated By-Laws (incorporated
               herein by reference to Exhibit 3.2 to the Company's Current
               Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
--------------------------------------------------------------------------------
4.1            Specimen Stock Certificate, representing James River Group, Inc.
               common stock, par value $0.0l per share (incorporated by
               reference to Exhibit 4.1 to the Company's Registration Statement
               on Form S-1 (File No. 333-124605)).
--------------------------------------------------------------------------------
4.2            Form of Warrant relating to Series B Convertible Preferred Stock
               (incorporated by reference to Exhibit 4.2 to the Company's
               Registration Statement on Form S-1 (File No. 333-124605)).
--------------------------------------------------------------------------------
4.3            Registration Rights Agreement dated January 21, 2003, by and among James River Group, Inc. and certain stockholders as named therein (incorporated by reference to Exhibit 4.6 to the
               Company's Registration Statement on Form S-1 (File No.
               333-124605)).
--------------------------------------------------------------------------------
4.4            Indenture dated as of May 26, 2004, by and between James River
               Group, Inc. and Wilmington Trust Company, as Trustee, relating to
               Floating Rate Senior Debentures Due 2034 (incorporated by
               reference to Exhibit 4.8 to the Company's Registration Statement
               on Form S-1 (File No. 333-124605)).
--------------------------------------------------------------------------------
4.5            Indenture dated as of May 26, 2004, by and between James River
               Group, Inc. and Wilmington Trust Company, as Trustee, relating to
               Floating Rate Junior Subordinated Debentures Due 2034
               (incorporated by reference to Exhibit 4.9 to the Company's
               Registration Statement on Form S-1 (File No. 333-124605)).
--------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------
4.8            Indenture dated December 15, 2004, by and between James River
               Group, Inc. and Wilmington Trust Company, as Trustee, relating to
               Floating Rate Junior Subordinated Deferrable Interest Debentures
               Due 2034 (incorporated by reference to Exhibit 4.12 to the
               Company's Registration Statement on Form S-1 (File No.
               333-124605)).
--------------------------------------------------------------------------------

                                       45

--------------------------------------------------------------------------------
EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
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
               333-124605)).
--------------------------------------------------------------------------------
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
               333-124605)).
--------------------------------------------------------------------------------
31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32             Certification of the Chief Executive Officer and Chief Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             James River Group, Inc.

November 10, 2005

                                             /s/Michael E. Crow
                                             ------------------------------
                                             Michael E. Crow
                                             Senior Vice President - Finance and
                                             Chief Accounting Officer

