Form 10-K
period 2005-12-31
James River Group, INC
filed 2006-03-28
CIK 1325177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-51480

JAMES RIVER GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0539572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1414 Raleigh Rd., Suite 415 Chapel Hill, North Carolina	27517
(Address of principal executive offices)	(Zip Code)

(919) 883-4171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     No

The initial public offering of the registrant’s common stock was effective on August 8, 2005, and the common stock began trading on the Nasdaq National Market on August 9, 2005, prior to which date there was no public market for the registrant’s common stock.

The number of shares of the registrant’s common stock outstanding on March 23, 2006 was 15,087,308.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders (the 2006 Proxy Statement) to be filed are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-K are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make. Anticipated results may not be achieved, and actual results may differ materially, because of both known and unknown risks and uncertainties we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are identified by words such as ‘‘expect’’, ‘‘intend’’, ‘‘plan’’, ‘‘believe’’, ‘‘anticipate’’, ‘‘seek’’ and similar words of a future or forward-looking nature. These statements relate to, among other things:

•	Statements relating to our business and growth strategies, including plans for generating underwriting profits, potential for raising additional debt and opportunistically growing our business;

•	Expectations regarding the payment of cash dividends;

•	Expectations regarding cash flows related to the regulatory approvals required to transact insurance business;

•	Expectations regarding the adequacy of our loss and loss adjustment expense reserves (LAE) and our expectations related to future claims from hurricanes and other severe weather and our ability to adequately reserve for potential catastrophes;

•	Expectations regarding return on equity and growth of gross written premiums;

•	Expectations that we can retain a greater percentage of our premiums in 2006 than in 2005;

•	Belief that we are not exposed to any environmental liability claims other than those which we have specifically underwritten and priced as an environmental exposure;

•	Belief that resolution of pending litigation will not have a material adverse effect on our financial position, results of operations or cash flows;

•	Belief that we can successfully underwrite workers' compensation accounts in the residential construction industry;

•	Expectation that our data warehouse and internal business processing systems will prove to be a competitive advantage for us;

•	Belief that we will be able to manage our capital actively in response to changing market conditions;

•	Belief that we offer more restrictive coverage than our competitors or standard markets and that we can effectively manage our claims costs through investigative and loss control initiatives;

•	Belief that we are able to assertively manage our expenses, including commissions; and

•	Any other statements or assumptions that are not historical facts.

Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, those described under ‘‘Item 1A. — Risk Factors’’ and the following:

•	Increased competition on the basis of pricing, coverage or other factors may affect financial performance;

•	The cyclical nature of our industry and of our workers’ compensation market may affect our financial performance;

•	Developments in the financial or capital markets may adversely affect the performance of our investments or our ability to raise capital;

•	Effects of war or terrorism could adversely affect our business;

•	Changes in our relationships with the agencies, brokers or agents that distribute our products or our inability to recruit new agencies, brokers or agents may affect our ability to execute our business strategies;

•	Changes in rating agency policies or practices could result in changes in the way we conduct our business which could adversely affect our financial condition and results of operations;

•	A decline in our financial ratings may result in a reduction in new and renewal business;

•	Changes in regulations or laws applicable to our insurance subsidiaries could hinder our ability to execute our business strategies or result in penalties or suspensions that adversely affect our financial condition and results of operations;

•	Changes in the market for our common stock may make it more difficult for us to negotiate potential acquisitions in terms satisfactory to us;

•	Actual outcomes of pending litigation may vary from our expectations; and

•	Changes in legal theories of liability under our insurance policies could adversely affect our financial position and results of operations.

PART I

Item 1.    Business.

 WHO WE ARE

James River is an insurance holding company that owns and manages specialty property/casualty insurance companies with the objective of consistently earning underwriting profits. We currently underwrite in two specialty areas:

•	excess and surplus lines in 48 states and the District of Columbia; and

•	workers' compensation primarily for the residential construction industry in North Carolina.

Our underwriters evaluate and price each policy individually, and we do not extend underwriting or claims handling authority to third parties. For the year ended December 31, 2005, we wrote $236.6 million in direct written premiums, earned net income of $12.1 million and had a combined ratio of 91.6%. A combined ratio of less than 100% generally indicates profitable underwriting prior to the consideration of investment income.

The executives and professional investors who founded our company have significant experience managing, acquiring or investing in insurance operations. Key members of our management team, including J. Adam Abram, our President and Chief Executive Officer, five of our directors and a number of the managers in our excess and surplus lines business, were previously involved together at Front Royal, Inc., another insurance holding company with a similar business focus. Because we wrote our first policy in July 2003, we are not burdened by material loss exposures for years prior to 2003. We did not write any insurance during the 1990's when pricing was more competitive and policy terms were less restrictive than in the current environment. We craft our excess and surplus lines policy terms to manage our exposure to expanding theories of legal liability such as those which have given rise to claims from lead paint, asbestos, mold and construction defects.

We were incorporated in September 2002. In June 2003, we acquired Fidelity Excess and Surplus Insurance Company (Fidelity), which we renamed James River Insurance Company, from American Empire Surplus Lines Insurance Company (American Empire), a member of the American Financial Group. The purchase price totaled $28.9 million. With the purchase of Fidelity, we acquired surplus lines approval in 40 states and the District of Columbia and insurance licenses in four states. We wrote our first insurance policy in July 2003. In November 2003, we formed Stonewood Insurance Company which wrote its first policy in January 2004.

 OUR PRODUCTS

Our subsidiary James River Insurance Company (James River Insurance) writes excess and surplus lines insurance. Excess and surplus lines insurance covers risks that do not fit the underwriting criteria of standard carriers due, usually, to the perceived risk associated with aspects of the insured's business. In contrast to standard carriers that are required to be licensed in the state where the insurance is written, James River Insurance has significantly expanded regulatory freedom to craft policy terms and charge negotiated prices. Generally, James River Insurance offers more restrictive coverage at higher prices than would be offered by the standard market, which is necessary because insureds in the excess and surplus market are generally considered higher risk than those in the standard market. For the year ended December 31, 2005, James River Insurance had $207.4 million in direct written premiums.

Our subsidiary Stonewood Insurance Company (Stonewood Insurance) writes workers' compensation insurance in North Carolina, primarily for the residential construction industry. Workers' compensation insurance provides coverage for the statutory obligations of employers to pay for medical care and lost wages for employees who are injured in the course of their employment. We focus on the residential construction industry because this hazardous class has relatively high premium rates and we believe we can successfully underwrite these accounts through proactive loss control. This approach requires us to rely on our underwriting and loss control staff to assess the risk of potential insureds. For the year ended December 31, 2005, Stonewood Insurance had $29.2 million in direct written premiums.

Both James River Insurance and Stonewood Insurance are rated ‘‘A−’’ (Excellent) by A.M. Best. ‘‘A−’’ (Excellent) is the fourth highest of 16 A.M. Best ratings. These ratings are based on matters of concern to policyholders but are not designed or intended for use by investors in evaluating our securities.

 OUR APPROACH TO OUR BUSINESS

We believe our approach will help us achieve our goal of delivering superior returns to our stockholders. This approach involves the following:

Generate Underwriting Profits

We intend to generate underwriting profits by minimizing our underwriting expenses and focusing on underwriting specialty insurance risks where we can use our expertise to price and structure policies to minimize our claims expenses.

Operate at a Lower Expense Ratio Than Many of Our Competitors. We believe that we are able to achieve a lower expense ratio than many of our competitors because of our assertive management of costs, including commissions. In 2005, our Excess and Surplus Insurance segment had a statutory expense ratio of 19.0% prior to the impact of an intercompany reinsurance pooling agreement. According to the 2005 edition of Best's Aggregates & Averages Property/Casualty, from 2000 through 2004, which we believe is the latest data available, the United States excess and surplus lines sector had an average statutory expense ratio of 30.9%.

Focus on Specialty Insurance Markets. By focusing on specialty markets in which our underwriters have particular expertise and in which we have fewer competitors than in standard markets, we have greater freedom to price and structure our products and to utilize loss control measures to target maximum profitability. For example, in our Excess and Surplus Insurance segment, we seek an underwriting profit by generally offering a combination of higher prices and more restrictive policy terms than standard carriers. Our insureds, on the other hand, generally present higher risk than that presented by the insureds of standard carriers.

Underwrite Each Risk Individually. We believe our goal of earning underwriting profits is best accomplished through careful risk selection combined with a thoughtful approach to setting the terms and conditions of the policies for these risks. We individually underwrite each risk and do not extend underwriting authority to brokers, agents or third parties. Our underwriting team leaders have an average of 28 years of industry experience. A substantial portion of our underwriters' compensation is linked to the underwriting profit produced by the policies they underwrite. This approach has the potential drawback of requiring us to rely heavily on experienced underwriters who can tailor coverages and to be particularly careful in selecting the policies we bind. Our underwriters regularly interact with our claims personnel to aid in underwriting decisions and policy form development. In our Workers' Compensation Insurance segment, we supplement the underwriting process through on-site inspection of insureds and proactive loss control measures.

Use Timely and Accurate Data. We design our internal processing and data collection systems to provide our management team with accurate and relevant information in real-time. Our data warehouse collects premium, commission and claims data, including detailed information regarding policy price, terms, conditions and the insured's business. This data allows us to analyze trends in our business, including results by individual agent or broker, underwriter and class of business. We rely on our technology systems in this process.

Actively Manage Claims. We believe that actively managing our claims is an important aspect of keeping loss and LAE low and accurately setting reserves. We attempt to investigate and settle all covered claims promptly and thoroughly generally through direct contact with the insured and other affected parties. When our investigation leads us to conclude that a claim or claims are not validly covered under the policy form, we vigorously contest payment and are willing to pursue prosecution for claims fraud.

Opportunistically Grow Our Business

We plan to grow our business opportunistically in markets where we can use our specialized expertise to generate consistent underwriting profits.

Expand Existing Operations. We intend to expand our existing insurance operations to increase our market share in our chosen markets. Both our Excess and Surplus Insurance and Workers' Compensation Insurance segments are relatively new, and we believe they can capture more market share. A potential drawback of our specialized approach is that we may be more vulnerable to adverse events that affect the excess and surplus lines and workers' compensation insurance business than companies which have more diversified business.

Excess and Surplus Insurance Segment. We seek to grow the business of our Excess and Surplus Insurance segment by taking advantage of opportunities for enhanced product offerings, additional coverages, geographic expansion and increased penetration in our existing markets. We have expanded the Excess and Surplus Insurance segment from seven underwriting divisions at inception to 12 at December 31, 2005. We continue to make selective broker appointments which helps drive our market penetration. In 2005, our Excess & Surplus Insurance segment wrote $207.4 million in direct written premiums. A.M. Best estimated total premiums in this market to be $33.0 billion in 2004.

Workers' Compensation Insurance Segment. We seek to expand our Workers' Compensation Insurance segment by adding selected agents and achieving greater market penetration. Our Workers' Compensation Insurance segment wrote $29.2 million in direct written premium in 2005. We estimate, based in part on 2002 data (the latest we believe to be available) from the North Carolina Rate Bureau, that the North Carolina workers' compensation market for the portions of the construction industry in which we compete is approximately $450.0 million in direct written premiums.

Acquire Additional Specialty Insurance Businesses. We intend to pursue acquisitions of specialty insurance businesses which have particular expertise in their markets. Our management team has significant industry experience in acquisitions of insurance companies and managing general agencies.

Manage Specialized Underwriting and Claims on a Decentralized Basis

Our holding company structure allows our specialized insurance operations to focus on achieving an underwriting profit in their markets. Our decentralized underwriting and claims handling personnel are able to respond effectively to changing conditions in the particular markets in which they operate. We handle capital raising, mergers and acquisitions, investor and rating agency relations, financial reporting and other support functions at the holding company level. This decentralized approach means management must make special efforts to ensure the Company is coordinated as a whole.

Manage Capital Actively

We intend to expand our business and capital base to capitalize on opportunities to earn an underwriting profit or to reduce our business and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to seek to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. We may not, however, always be able to raise capital when needed. Our ratings from A.M. Best are very important to us and maintaining them will be a principal consideration in our decisions regarding capital.

Maintain a Strong Balance Sheet

We intend to set reserves conservatively and monitor reinsurance recoverables exposure carefully in order to maintain a strong balance sheet. We focus on making our profits from underwriting and do not expect above-market returns or risks in our investment portfolio. As a consequence, our investment returns may not be as high as those earned by some of our competitors. Our balance sheet is not burdened with material legacy liabilities related to loss exposures for years prior to 2003.

 BUSINESS SEGMENTS

James River operates in two principal segments: Excess and Surplus Insurance (through our James River Insurance subsidiary) and Workers' Compensation Insurance (through our Stonewood Insurance subsidiary). The following table shows our premiums by segment:

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Total
		(in millions)
Year ended December 31, 2005:
Direct written premiums	$207.4	$29.2	$236.6
Gross written premiums	207.4	33.6	241.0
Net written premiums	111.1	29.5	140.6
Net earned premiums	91.4	26.1	117.5
Year ended December 31, 2004:
Direct written premiums	$133.4	$9.2	$142.6
Gross written premiums	133.4	9.2	142.6
Net written premiums	112.4	7.8	120.2
Net earned premiums	70.5	5.2	75.7
Year ended December 31, 2003:
Direct written premiums	$36.8	$—	$36.8
Gross written premiums	36.8	—	36.8
Net written premiums	27.4	—	27.4
Net earned premiums	5.1	—	5.1

The amounts presented in this ‘‘Business’’ section do not reflect the impact of the intercompany reinsurance pooling arrangement that allocates our overall insurance results between our insurance companies. For 2004, James River Insurance had a 70% share, and Stonewood Insurance had a 30% share of the intercompany pool. For 2005 and 2006, James River Insurance has an 80% share, and Stonewood Insurance has a 20% share of the intercompany pool.

Additional financial information regarding our segments is presented in Note 20 of the notes to our 2005 audited consolidated financial statements appearing elsewhere in this Form 10-K.

Excess and Surplus Insurance

Excess and surplus lines insurance focuses on insureds that generally cannot purchase insurance from standard lines insurers due typically to perceived risk related to their businesses. Our Excess and Surplus Insurance segment reflects the operations of James River Insurance. James River Insurance underwrites property/casualty insurance on an excess and surplus lines basis in 48 states and the District of Columbia. James River Insurance wrote its first policy effective July 1, 2003 and sells its policies through a network of independent wholesale and retail brokers throughout the United States.

Products

James River Insurance's underwriting is organized in 12 underwriting divisions, each of which focuses on a specific industry group or coverage. Every policy issued by James River Insurance is produced by a surplus lines broker and individually underwritten by a James River Insurance underwriter.

Companies that underwrite on an excess and surplus lines basis operate under a different regulatory regime than standard market carriers. Excess and surplus lines carriers are generally permitted to craft the terms of the insurance contract to suit the particular risk they are assuming. Also, excess and surplus lines carriers are, for the most part, free of rate regulation. In contrast, licensed carriers are generally required to use approved insurance forms and to charge rates that have been authorized by or filed with state insurance departments.

James River Insurance writes insurance on both an "occurrence" form and a "claims made and reported" form. A policy written on an occurrence form provides coverage to the insured for all losses that occurred during the coverage period, regardless of when the loss is reported. A policy written on a claims made and reported form provides coverage to the insured only for losses that occurred during the coverage period and only if the claim was made and reported to us during a specified reporting period. While it may take many years for us to know the full extent of our loss under a claims made and reported form, that form does provide greater certainty and at an earlier time than alternative forms as to the number of claims to which we are exposed.

Below is a list of our 12 underwriting divisions with their 2005 direct written premiums, maximum policy limit, maximum retained policy limit and 2004 and 2003 direct written premiums. The Life Sciences division wrote its first policy in May 2005 and the Small Business division wrote its first policy in August 2005. In February 2006, we added a new division, Sports and Entertainment.

	2005 Direct Written Premiums	2005 Maximum Policy Limit		2005 Maximum Retained Policy Limit	2004 Direct Written Premiums	2003 Direct Written Premiums
				(in millions)
Manufacturers and Contractors	$37.6	$2.0		$1.0	$21.5	$5.3
Excess Casualty	30.9	8.0		0.5	21.6	4.3
General Casualty	30.0	1.0		1.0	22.4	8.2
Allied Health	29.5	5.0		1.0	25.7	8.8
Professional Liability	23.0	5.0		1.0	16.8	4.9
Excess Property	20.1	25.0	(a)	1.0	6.5	2.0
Primary Property	12.4	33.4	(a)	1.0	10.4	2.5
Energy	12.2	5.0		1.0	5.7	0.8
Healthcare	5.1	3.0		1.0	1.6	—
Environmental	4.1	5.0		1.0	1.2	—
Life Sciences	2.3	2.0		1.0	—	—
Small Business	0.2	1.0		1.0	—	—
Total	$207.4				$133.4	$36.8

(a)	Individual policies may include multiple individually-scheduled properties. We purchase facultative reinsurance for per risk limits in excess of $15.0 million.

Manufacturers and Contractors writes primary general liability coverage for a number of risk classes including manufacturers of consumer goods, industrial equipment manufacturers and distributors, contractors and commercial goods manufacturers and service providers. We typically issue a $1.0 million per occurrence limit in this division and retain the entire risk. The individual overseeing this division has 37 years of industry experience. During 2005, we wrote $37.6 million in direct written premiums in this division. Through 2005, less than 11% of the policy premium for this division came from accounts written on a claims made and reported form. Our average premium per policy in the manufacturers and contractors division was $33,145 in 2005.

Excess Casualty underwrites excess liability coverage for a variety of risk classes including: manufacturers, contractors, distributors, habitational risks, restaurants, motels, amusement parks and recreational facilities. We typically provide between $1.0 million and $5.0 million per occurrence limits above a $1.0 million attachment point. Of this amount, we retain up to $500,000 of exposure per occurrence and cede the balance to our reinsurers. The underwriter who heads this division has 23 years of industry experience. In 2005, we wrote $30.9 million in direct written premiums in this division with an average premium per policy of $24,223.

General Casualty writes primary liability coverage on businesses exposed to premises liability type claims including: mercantile and retail operations, apartments and condominiums, daycare facilities and preschools, marinas and boatyards, janitorial service providers, manufactured home parks, hotels and motels, refuse and garbage collection companies, restaurants, bars, taverns, schools and vocational training centers and shopping centers. The head underwriter in this division has 28 years of experience. We generally write $1.0 million per occurrence in limits, and we retain the entire $1.0 million limit. Our General Casualty division generated $30.0 million in direct written premiums in 2005. Our average premium per policy in this division was $27,753 in 2005.

Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehab, home health care and medical staffing enterprises. Physicians are not covered under this division. The underwriter responsible for this unit has 23 years experience in the business. Over 95% of the premiums written by our Allied Health division from inception through 2005 have been written on a claims made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business. In 2005, the division wrote $29.5 million in direct written premiums with an average premium per policy of $24,368. Typical limits offered are $1.0 million.

Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We retain $1.0 million per occurrence in this division. The individual who directs our professional liability division has 35 years of industry experience. All of our professional liability coverage is written on a claims made and reported basis. In 2005, we wrote $23.0 million in direct written premiums in the professional liability division. Our average premium per policy was $12,724 in this division in 2005.

Excess Property writes property risks above the primary coverage layer for classes including apartments, condominiums, resorts, municipalities and school boards, retail chains and shopping centers, offices and general commercial properties and property managers. Typical limits offered are $10.0 million or less. We retain 15% of the first $5.0 million of limits offered. The underwriter leading our excess property division has 19 years experience in the industry. In 2005, we wrote $20.1 million in direct written premiums in this division with an average premium per policy of $30,668.

Primary Property writes classes including property risks of retail chains, shopping centers, offices, healthcare facilities, service and repair facilities, golf and country clubs, restaurants, vacant properties, recreational facilities, light manufacturing facilities, motels and distribution centers. Limits are generally $5.0 million or less per risk, of which we retain the first $1.0 million. The individual supervising this division has 19 years experience in the industry. In 2005, James River Insurance wrote $12.4 million in direct written premium through this division. Our average premium per policy in the primary property division was $14,613 in 2005.

Energy writes risks engaged in the business of energy production or distribution. Examples of classes underwritten by this division include: oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies, oil refining operations, petrochemical contractors and pipeline managers. The majority of policies written in this division are for limits of $1.0 million per occurrence. The underwriter leading this division has 34 years experience in the business. In 2005, the division wrote $12.2 million in direct written premiums with an average premium per policy of $45,432.

Healthcare underwrites non-standard physicians' malpractice for individuals or small groups. Our healthcare business is a mix of both surgical and non surgical classes. The underwriter leading this division has 23 years of experience. This division wrote $5.1 million in direct written premiums in 2005. Our average premium per policy in this division was $35,716 in 2005. All of the policies written by this division have been issued on a claims made and reported basis. Typical limits offered are $1.0 million.

Environmental writes contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand alone basis and in conjunction with the general liability coverage. The underwriter heading our environmental division has 37 years experience in the business. Approximately 95% of our environmental policies written in 2005 carry $1.0 million per occurrence limits. Approximately 32% of our environmental premiums written through 2005 were written on a claims made and reported basis. We generally write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. In 2005, the division wrote $4.1 million in direct written premiums at an average premium per policy of $24,924.

Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials and medical devices. Typical policy limits offered range between $1.0 million to $2.0 million. The underwriter at the head of this division has 23 years of experience in the industry. This division commenced underwriting in May 2005 and wrote $2.3 million in direct written premiums in 2005. Our average premium per policy in this division for 2005 was $41,723.

Small Business concentrates on accounts exposed to premises liability type claims with annual general liability insurance premiums of less than $10,000. Except for a smaller average premium size, the Small Business division underwrites classes similar to the General Casualty division. All of our Small Business applications are submitted through our internet portal to facilitate quick turnaround and efficient processing. We generally write $1.0 million per occurrence limits and retain the entire amount. The underwriter leading this division has 19 years of industry experience. Small Business commenced underwriting in August 2005 and wrote $0.2 million in direct written premiums in 2005. Our average premium per policy in this division in 2005 was $3,189.

James River Insurance sells policies in 48 states and the District of Columbia. The following table shows James River Insurance's 2005 direct written premiums by state.

State	2005 Direct Written Premiums	% of 2005 Direct Written Premiums
	($ in millions)
California	$32.8	15.8%
Florida	30.0	14.5%
Texas	25.0	12.0%
New York	10.2	4.9%
Illinois	7.4	3.6%
Arizona	7.2	3.5%
Georgia	6.9	3.3%
Louisiana	6.6	3.2%
New Jersey	6.0	2.9%
Pennsylvania	5.9	2.8%
All other states	69.4	33.5%
Total	$207.4	100.0%

Marketing and Distribution

James River Insurance markets its products through a select group of licensed excess and surplus lines brokers that we believe can consistently produce reasonable volumes of quality business for James River Insurance. These brokers sell policies for us as well as for other insurance companies. For 2005, this group consisted of 209 retail and wholesale brokers. James River Insurance generally makes broker appointments by broker office and underwriting division. James River Insurance does not grant its brokers any underwriting or claims authority.

Most of our brokers are appointed only for selected classes. When James River Insurance appoints an agency, the appointment does not extend to all employees of the entity. James River Insurance selects its brokers based upon management's review of the experience, knowledge and business plan of each broker. While many of James River Insurance's brokers have more than one office, we evaluate each office as if it were a separate agency. Often, James River Insurance appoints some but not all offices owned by an agency for specialized lines of business. James River Insurance may designate only a specific employee of the broker as having authority under the agreement. We seek brokers with plans that are consistent with our strategy and underwriting objectives. Brokers must be able to demonstrate an ability to competently produce both the quality and quantity of business sought by James River Insurance. For our more specialized divisions, we seek to appoint brokers that have a similar focus. Brokers who are unable to produce consistently profitable business, or who produce unacceptably low volumes of business, may be terminated. James River Insurance's underwriters regularly visit with brokers in their offices in order to review policies submitted by that agency, discuss products offered by the James River Insurance and market to these brokers.

James River Insurance's largest single broker, CRC Insurance Services, Inc., produced $46.7 million, or 22.5%, of our Excess and Surplus Insurance segment's direct written premiums in 2005. James River Insurance has appointed 13 of CRC's offices as approved brokers. No other broker accounted for more than 10% of our direct written premiums in 2005. In 2005, we had 60 broker offices that each produced at least $1 million of direct written premiums.

In 2005, our Excess and Surplus Insurance segment paid an average commission to producers of 14.1% of direct written premiums. We believe this is lower than the average commission paid by our competitors. We believe that our concentration on hard to place risks, combined with a high level of service permits us to manage our commission expense as part of our overall management of the underwriting process. It is important to us that we maintain excellent relationships with the excess and surplus lines brokers who present business to us. Commissions are an important part of that relationship, but not the sole determining factor in which company ultimately writes business for a broker. James River Insurance has not paid any contingent commission and has not entered into any contingent commission arrangements with any brokers.

Underwriting

James River Insurance's staff included 69 individuals directly employed in underwriting policies at February 15, 2006. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees. We believe our ‘‘paperless’’ environment allows us to engage fewer employees in policy administration.

We are very selective in the policies we bind. James River Insurance binds approximately one in every ten submissions. We realize all excess and surplus lines applications have already been rejected by the standard market. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage that meets our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2005, we received 87,970 submissions, quoted 32,040 policies and bound 8,909 policies for a policy to submission ratio of 10.1%. At December 31, 2005, we had 8,261 policies in force.

When we accept risk in our Excess and Surplus Insurance segment, we are careful to establish terms that are suited to the risk and the pricing. As an excess and surplus lines company, James River Insurance uses its freedom of rate and form assertively in order to make it possible to take on risks that have already been rejected by licensed carriers which have determined they cannot insure these risks on approved forms at filed rates.

We attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and keep claims costs affordable. For example, the punitive damage exclusion, which was applied to 76% of written premiums for primary casualty policies we wrote on an excess and surplus lines basis in 2005, reduces our exposure to large jury verdicts. Our ‘‘defense inside the limits’’ clause, which we applied to 44% of our primary casualty premiums written in 2005, means that funds we expend defending an insured against a claim are counted against the total policy limit. Our assault and battery exclusion, which we applied to 37% of our primary casualty premiums written in 2005, makes it more possible for us to quantify possible losses from policies where assault claims might make results highly unpredictable. Our class limitation endorsement, which we applied to 82% of our 2005 primary casualty written premiums, limits coverage to those risks disclosed on the policy application. We have no material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.

Claims

James River Insurance's claims department consisted of nine claims professionals who have an average of 15 years of claims experience in the property/casualty industry as of February 15, 2006. The Senior Vice President of Claims is an attorney with 21 years of claims experience in large commercial and specialty insurance claims. Prior to joining James River Insurance, our head of the claims department was a senior officer in charge of claims for the United States division of a multi-national insurer.

James River Insurance's excess and surplus lines business generally results in claims from premises/operations liability, professional liability, first party property losses and products liability. We believe the key to effective claims management is timely and thorough claims investigation (which James River Insurance believes results in accurate reserves, improved defenses and proper settlements). We seek to complete all investigations and adjust reserves appropriately as soon as practicable after the receipt of a claim. We seek to manage the number of claims per adjuster to allow adjusters sufficient time to investigate and settle claims. Each quarter, senior management reviews each case to ensure that the front-line adjuster has recognized and is addressing the key issues in the case and has adjusted the reserve to the appropriate amount. James River Insurance keeps the settlement authority of its front-line adjusters low to ensure the practice of having two or more members of the department participate in the decision as to whether to settle or defend. In addition, cases with unusual damage, liability or policy interpretation issues are subjected to peer review on a weekly basis, and members of the underwriting staff participate in this process. Prior to any scheduled mediation or trial of a claim, claims personnel conduct further peer review to make sure all issues and exposures have been adequately analyzed. James River Insurance believes that effective management of litigation avoids delays and associated additional costs.

The claims staff also contributes to James River Insurance's underwriting operations through its interaction with the underwriting staff. The Senior Vice President for Claims heads the forms committee for James River Insurance which reviews and develops all policy forms and exclusions and is also a member of the underwriting review committee.

Workers' Compensation Insurance

Workers' compensation insurance provides coverage to employers to compensate for employees' medical costs, lost wages, vocational rehabilitation and death benefits for work related injuries or illness. The benefits payments and the duration of such benefits are set by statute and vary with the nature and severity of the injury or disease and the wages, occupation and age of the employee. Our Workers' Compensation Insurance segment provides workers' compensation insurance to narrowly-defined, high hazard employers. Our Workers' Compensation Insurance segment reflects the operations of Stonewood Insurance. Stonewood Insurance was licensed to write insurance in North Carolina in November 2003 and wrote its first policy effective January 1, 2004. Stonewood Insurance sells its policies through a retail network of independent insurance agencies in North Carolina and is an admitted insurer there.

Target Markets

Stonewood Insurance writes workers' compensation insurance for construction industry accounts in North Carolina with a focus on residential construction. Additionally, Stonewood Insurance provides workers' compensation insurance to selected commercial construction and light manufacturing accounts in North Carolina. For 2005, approximately 78% of Stonewood Insurance's premiums were from customers in the residential construction industry. Examples of the types of risks written by Stonewood Insurance include: carpentry, electrical, painting, excavation, masonry, wallboard, plumbing and roofing. Stonewood Insurance's average annual premium per policy was approximately $14,316 in 2005. Our senior management team has an average of 22 years of experience focused on workers' compensation for this sector in North Carolina.

We focus on workers' compensation for the residential construction industry because our management team has extensive experience and expertise in this class of business in North Carolina. We believe that specialized knowledge in a focused geographic market improves our risk selection, loss control and claims management. This hazardous class of business has relatively high premium rates, and we believe we can successfully underwrite these accounts through proactive loss control. We believe that the fact that these operations are hazardous is balanced by the ability of Stonewood Insurance to charge premiums developed for the entire hazardous class while insuring operations we believe are safer than average.

Marketing and Distribution

Stonewood Insurance produced its business through 137 appointed independent agents as of December 31, 2005. These producers generally are selected on the basis of their ability to access profitable workers' compensation business in the construction industry in North Carolina. Stonewood Insurance focuses on high levels of service for its agents.

Approximately 65% of our workers' compensation policy applications through December 31, 2005 were received through our internet-based system. We respond to applications received though our internet-based system within 24 hours. Additionally, we do not have to re-enter data in our underwriting and policy issuance system which reduces our costs and minimizes errors.

Stonewood Insurance pays commissions which it believes are competitive with other insurance carriers offering similar products and also believes that it delivers prompt, efficient and professional support services. Our Workers' Compensation Insurance segment pays an 8% commission on new and renewal business. Stonewood Insurance has not paid any contingent commissions and has not entered into any contingent commission arrangements with any agent. Our senior management maintains personal contact with the agency force through regular visits to producer's offices. Approximately $3.2 million (11.0%) of Stonewood Insurance's direct written premiums were derived from one agent, SIA Group, Inc., for the year ended December 31, 2005. Stonewood Insurance sets production goals for each agent and agents not making progress toward production targets can be terminated. Stonewood Insurance offers multiple payment plans for insureds including monthly self reporting, a ten payment plan and other installment payment options.

Underwriting

Stonewood Insurance had eight employees in its underwriting department with an average of 16 years of underwriting experience at February 15, 2006. These employees make all underwriting decisions. Our underwriters review each submission individually and develop rates based on our state filed rates and our customized rating model. None of our agents have underwriting or binding authority. Policy applications must include a loss history for all accounts. Our underwriting staff also determines which accounts require loss control inspections prior to binding. All underwriting is conducted in Stonewood Insurance's main office in Raleigh, North Carolina. During the year ended December 31, 2005, we received 5,384 submissions, quoted 2,780 policies and bound 1,328 policies for a policy to submission ratio of 24.7%.

We underwrite business on a guaranteed cost basis. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated payroll at the time the policy is written and the final audited payroll of the customer after the policy expires. It is our policy to audit the payroll for each expired policy. Stonewood Insurance does not offer any loss sensitive policies or policies providing for policyholder dividends. We underwrite workers' compensation insurance only on an occurrence form.

Loss Control

We place a strong emphasis on loss control as an integral part of the underwriting process. Stonewood Insurance has its own experienced loss control department which makes extensive evaluations of potential insureds. Many insureds are inspected prior to binding coverage. The majority of insureds are inspected within 60 days from the effective date of the policy, during which time we may cancel coverage in the event of an unsatisfactory inspection. Stonewood Insurance's management believes that its detailed knowledge of the residential construction industry, bolstered by these inspections, plays an important role in their ability to make informed underwriting decisions. A loss control inspection may result in termination of the policy within the first 60 days based on unsafe worksite practices, increased premium based on information collected in the inspection such as the number of employees or type of work being performed or safety recommendations for the contractor. Many loss control inspections generate follow-up inspections to insure that safety recommendations are implemented.

Our loss control department visits job sites to prepare individual evaluations for our underwriters with respect to the safety practices of our insureds or companies that have applied for coverage. Our staff serves as a resource for our insureds to support the promotion of a safe workplace. Our loss control staff has extensive experience developed from years of serving the construction industry. Our loss control staff consists of five employees with an average of 13 years of experience in the industry. We believe that this experience benefits us by allowing us to serve our insureds more efficiently and effectively. In 2005, our loss control staff conducted 1,375 inspections. Our loss control staff reviews a potential insured's safety and loss control procedures and provides direct feedback to our underwriting department. Our workers' compensation policies can be canceled within 60 days based on unsatisfactory loss control reports. Our loss control provides improvement recommendations to potential insureds. Whenever possible, our loss control staff conducts large loss investigation visits for traumatic or fatal incidents. Our loss control specialists are located throughout North Carolina.

Claims

Stonewood Insurance's claims staff, consisting of seven individuals who have an average of six years of claims management experience, retains complete authority for handling claims arising from policies issued by Stonewood Insurance. Stonewood Insurance believes that proper handling of workers' compensation claims includes at least three steps:

•	determination of a claimant's eligibility for medical benefits and wage indemnity payments;

•	ascertaining the appropriate medical treatment for an injured or ill claimant and providing appropriate, cost-effective treatment of covered medical expenses; and

•	returning the claimant to work as soon as the claimant is medically capable of resuming work.

Stonewood Insurance has organized its claims handling process to effectively and efficiently address each of these tasks.

Stonewood Insurance's policy is to initiate an investigation of each claim within 48 business hours of receiving notice thereof. This review is conducted by a member of the claims staff, who develops basic information to determine whether the claim is covered under the policy terms. A typical investigation will include direct contact with the claimant, the claimant's employer and the medical service provider. If the adjuster develops information which suggests the claim may not be covered, additional investigation is commenced. This process may include ordering additional medical exams, surveillance, interviewing witnesses and reviewing police reports. Stonewood Insurance's policy is to promptly pay all sums due under its policies and to vigorously contest claims it judges to be unwarranted or not covered by its policies.

Medical cost containment is a key to Stonewood Insurance's success as a workers' compensation carrier. Under North Carolina law (where all of Stonewood Insurance's workers' compensation business is currently written), insurance companies have the right to direct medical treatment to the physicians of their choice. The North Carolina Industrial Commission sets a medical fee schedule applicable to workers' compensation related medical treatment. Stonewood Insurance reviews the treatment its claimants receive to assure they are being appropriately treated, consistent with the approach most likely to permit a rapid recovery and return to work. All medical bills are reviewed to assure that Stonewood Insurance has been billed the appropriate amount.

At the outset of each claim involving both medical and indemnity payments, Stonewood Insurance develops a strategy designed to chart a course to close the claim. To help implement these strategies,

Stonewood Insurance remains in contact with injured or ill claimants and their medical providers during the entire period of their recovery and works with employers to modify the worker's duties during a period of convalescence.

In the event that a worker suffers a total disability, Stonewood Insurance's policy is to attempt to reach a total settlement of indemnity and medical claims associated with the claim. Final settlements permit Stonewood Insurance to eliminate the uncertainty associated with setting appropriate reserves for long-term medical care and indemnity payments. North Carolina law allows Stonewood Insurance to reach final settlements on workers' compensation cases.

The Director of Claims conducts a complete file review on each claim with reserves in excess of $35,000 every quarter. This review process is designed to encourage progress on claims resolution, to assure that reserves set on open claims are appropriate and adequate and to review for appropriate medical treatment and return to work strategies.

 RESERVES

Applicable insurance laws require us to maintain reserves to cover our estimated ultimate losses under insurance policies that we write and for LAE relating to the investigation and settlement of policy claims. The reserve for losses and LAE represents the estimated ultimate cost of all reported and unreported losses and LAE incurred and unpaid at the balance sheet date. We do not use discounting (recognition of the time value of money) in establishing our estimated reserve for losses and LAE.

When a claim is reported to one of our insurance subsidiaries, our subsidiary's claims department establishes a ‘‘case reserve’’ for the estimated amount of the ultimate payment as promptly as possible after receiving notice of the claim and developing sufficient information to form a judgment about the probable ultimate loss and LAE associated with that claim. The estimate of the amount of the ultimate loss is based upon various factors such as the type of loss, the severity of the injury or damage, our knowledge of the circumstances surrounding the claim, jurisdiction of the occurrence, policy provisions related to the claim and benefits defined by statute (for our workers’ compensation insurance).

In addition to case reserves, we establish reserves on an aggregate basis to provide for losses and LAE that have been incurred but not reported, commonly referred to as ‘‘IBNR.’’ Case reserves and IBNR together constitute the total reserve for losses and LAE.

The reserve for losses and LAE is estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. We have limited historical loss information available in making loss reserve estimates. Several actuarial methods are utilized in the loss reserve estimates. For additional information on our reserving methodology, see ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations’’.

Although many factors influence the actual cost of claims and our corresponding reserve estimates, we do not measure and estimate values for all of these variables individually. This is because many of the factors that are known to impact the cost of claims cannot be measured directly, such as the impact on claim costs due to economic inflation, coverage interpretations and jury determinations. In most instances, we rely on our historical experience or industry information to estimate values for the variables that are explicitly used in our reserve analyses. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of future effects of these factors. Where we have reason to expect a change in the effect of one of these factors, we will perform an analysis to quantify the necessary adjustments.

The establishment of loss and LAE reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in our historical experience or which cannot yet be quantified. We regularly analyze our reserves and review our pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. An independent actuarial consultant reviews our reserves annually.

Shown below is the loss development for business written each year from 2003 through 2005. The table portrays the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year.

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for IBNR losses as originally estimated. For example as of December 31, 2003, we estimated that $3.183 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2003, whether reported or unreported to us.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments for the years indicated. For example, as reflected in that section of the table, the original reserve of $3.183 million was re-estimated to be $3.027 million at December 31, 2004. An increase or decrease in the original estimate can generally be attributed to a combination of factors, including: (i) claims being settled for amounts different than originally estimated and (ii) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims.

The net cumulative redundancy (deficiency) represents as of December 31, 2005, the difference between the latest re-estimated liability and the reserve as originally estimated. A redundancy means that the original estimate is higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2005 and based on updated information, we re-estimated that the reserves which were established as of December 31, 2003 were $753,000 redundant.

The next section of the table shows, by year, the cumulative amounts of losses and LAE paid as of the end of each succeeding year. For example, with respect to the net loss and LAE reserve of $3.183 million as of December 31, 2003, by the end of 2004 (one year later) $326,000, had actually been paid in settlement of the claims which pertain to the reserve as of December 31, 2003.

The bottom part of the table shows the impact of reinsurance and reconciles the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
	2003	2004	2005
	(in thousands)
Net liability for losses and LAE as originally estimated:	$3,183	$47,043	$115,979
Net liability estimated as of:
One year later	3,027	42,135
Two years later	2,430
Net cumulative redundancy (deficiency)	753	4,908
Net cumulative payments as of:
One year later	326	7,335
Two years later	402
Gross liability for loss and LAE as originally estimated:
Net liability for losses and LAE	$3,183	$47,043	$115,979
Ceded liability for loss and LAE	14,234	15,200	110,514
Gross liability for losses and LAE	$17,417	$62,243	$226,493
As re-estimated one year later:
Net liability for losses and LAE re-estimated	$3,027	$42,135
Ceded liability for losses and LAE re-estimated	10,477	16,374
Gross liability for losses and LAE re-estimated	$13,504	$58,509
Gross cumulative redundancy (deficiency)	$3,913	$3,734
As re-estimated two years later:
Net liability for losses and LAE re-estimated	$2,430
Ceded liability for losses and LAE re-estimated	14,147
Gross liability for losses and LAE re-estimated	$16,577
Gross cumulative redundancy (deficiency)	$840

REINSURANCE

We enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Reinsurance involves an insurance company transferring, or ‘‘ceding,’’ a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. The ceding of liability to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. Through June 30, 2004, we retained approximately $500,000 per risk for all coverages under our excess of loss reinsurance contracts except for primary casualty coverages, for which we retained $405,000 per risk. Effective July 1, 2004, we increased the retention on our primary casualty excess of loss reinsurance treaty at James River Insurance to $1.0 million. Effective July 1, 2005, we increased the retention on our property excess of loss reinsurance treaty at James River Insurance to $1.0 million. Effective January 1, 2006, we increased our retention on our worker compensation excess of loss treaty at Stonewood Insurance Company to $750,000. As of January 1, 2006, we retain up to $1.0 million on all primary casualty and primary property business written in the Excess and Surplus Insurance Segment. We retain $500,000 on excess casualty business and $750,000 (15% of the first $5.0 million) on excess property business.

The following is a summary of our casualty reinsurance in place at March 23, 2006:

Line of Business	Company Policy Limit	Reinsurance Coverage	Company Retention
Primary Casualty	Up to $5.0 million per occurrence	$4.0 million excess of $1.0 million	$1.0 million per occurrence
Excess Casualty	Up to $8.0 million per occurrence	Variable quota share (1)	$500,000 per occurrence
Workers’ Compensation	Unlimited (benefits prescribed by statute)	$19.25 million in excess of $750,000 per occurrence with a maximum of $9.25 million on any one injured worker	$750,000 per occurrence and losses above $20.0 million per occurrence and above $10.0 million on any one life

(1)	For policies with an occurrence limit of $1.0 million or higher, the quota share percentage is set such that our retention is $1.0 million. For all excess casualty policy limits in excess of $5.0 million, we purchase facultative reinsurance. For policies where we also write the underlying primary casualty limit, the quota share reduces our retention to $0.1 million which results in a $1.1 million retention for James River Insurance on that risk.

Our excess of loss property reinsurance treaties renewed on July 1, 2005, and our catastrophe reinsurance program renewed on June 1, 2005. For 2006, all property reinsurance renews on June 1.

The following table is a summary of our property reinsurance in place as of March 23, 2006:

Line of Business	Company Per Risk Limit	Reinsurance Program	Company Retention
Primary Property	Generally up to $15.0 million per risk (1)	$14.0 million excess of $1.0 million (2)	$1.0 million per risk
Excess Property	Generally up to $15.0 million per risk (1)	$14.0 million excess of $1.0 million (2)	July 1, 2005 through October 31, 2005, $1.0 million per risk
		85% quota share (3)	November 1, 2005 through May 31, 2006, 15% of the first $5 million per risk

(1)	We purchase facultative reinsurance for per risk limits in excess of $15.0 million.

(2)	Primary property and excess property share the same reinsurance treaty for coverage of $10.0 million excess of $5.0 million. The $10.0 million excess of $5.0 million has maximum coverage for a single event of $20.0 million and maximum coverage for the life of the treaty of $20.0 million. For primary property, the reinsurance treaty for $4.0 million excess of $1.0 million has maximum coverage for a single event of $8.0 million and maximum coverage for the life of the treaty of $16.0 million. For excess property, the reinsurance treaty for $4.0 million excess of $1.0 million has maximum coverage for a single event of $9.0 million and maximum coverage for the life of the treaty of $12.0 million.

(3)	The 85% quota share reinsurance treaty on excess property started November 1, 2005 and ends on May 31, 2006. The purchase of this coverage coincided with our resuming writing excess property coverage after a temporary suspension.

We have a property reinsurance treaty that covers our per occurrence exposure to terrorism as provided under the Terrorism Risk Insurance Act of 2002. The treaty covers $13.0 million in excess of $2.0 million per risk.

We monitor our aggregate property exposures by geographic area and use computer models to analyze the risk of severe losses from hurricanes and earthquakes. We measure exposure to these catastrophe losses in terms of probable maximum loss, which is an estimate of the highest amount we would expect to pay on our property portfolio in any one catastrophe event over a specified period of time (referred to as the return period). We manage this potential loss by purchasing catastrophe reinsurance coverage. Effective June 1, 2004, we purchased catastrophe reinsurance coverage of $5.0 million per event in excess of our $2.0 million per event retention. Effective June 1, 2005, we increased our catastrophe reinsurance coverage to $36.0 million per event in excess of our $2.0 million per event retention. Our catastrophe reinsurance coverage in place effective June 1, 2005 had one reinstatement in the event we exhausted part or all of the $36.0 million of coverage. Effective November 1, 2005, we purchased additional catastrophe reinsurance coverage which provides an additional $6.5 million of coverage through May 31, 2005. At December 31, 2005 losses from Hurricane Katrina exceeded our catastrophe reinsurance coverage limit for a single event. Additionally, we ceded losses from Hurricane Wilma to our catastrophe reinsurance coverage. For our renewal in 2006, we intend to use our aggregate exposure by geographic area analysis to determine the amount of catastrophe reinsurance to purchase. Generally, our catastrophe reinsurance covers earned premium during the policy period. As a result, some premiums on the current in force property insurance policies will be earned during the period covered by catastrophe reinsurance that will be purchased at our next renewal date.

Our primary catastrophic risk is structural property exposures as a result of hurricanes, tornados, hail storms, winter storms and freezing rain. Generally, our strategy is to write hurricane exposed business on an excess basis over another carrier's primary policy, allowing us to avoid high frequency losses that do not exceed the insurance limits of the primary policy. We also wrote primary property insurance which was exposed to hurricanes. Effective November 2005, we revised our primary property underwriting guideline with an objective of moving our primary property geographic exposure further back from the coastline.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, our security committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our security committee continually monitors rating downgrades involving any of our reinsurers. At December 31, 2005, all but one company on our reinsurance program had an A.M. Best rating of ‘‘A’’ (Excellent) or better or were collateralized with letters of credit or by the trust agreement with American Empire, as described below. At December 31, 2005, there was no allowance for uncollectible reinsurance.

At December 31, 2005, we had reinsurance recoverables on unpaid losses of $110.5 million and recoverables on paid losses of $11.5. The following is a summary of our largest reinsurers as of December 31, 2005:

Reinsurer	A.M. Best Rating	Recoverable as of December 31, 2005	Funds Held and Collateral	Prepaid Premiums as of December 31, 2005	Recoverable as a % of Total Reinsurance Recoverable	Recoverable as a % of Total Assets
	($ in millions)
Hannover Reinsurance (Ireland) Ltd.	A	$24.0	$26.6	$—	19.7%	4.0%
Swiss Reinsurance America Corporation	A+	12.9	—	2.4	10.6%	2.1%
Berkley Insurance Company	A	8.1	0.3	5.4	6.6%	1.3%
Employers Reinsurance Corporation	A	7.9	—	2.4	6.5%	1.3%
Everest Reinsurance Company	A+	7.0	—	1.1	5.7%	1.2%
E&S Reinsurance (Ireland) Ltd.	A	6.0	6.6	—	4.9%	1.0%
Rosemont Reinsurance Limited	NR	5.6	3.5	—	4.6%	0.9%
Aspen Insurance UK Limited	A	4.7	—	2.7	3.8%	0.8%
Beazley Furlonge Limited	A	4.5	—	—	3.7%	0.8%
Quanta Reinsurance, Ltd	B++	4.5	5.0	—	3.7%	0.8%
XL Reinsurance America Inc.	A+	4.5	—	0.5	3.7%	0.8%
Other Reinsurers		32.4	7.2	11.4	26.5%	5.4%
Total		$122.1	$49.2	$25.9	100.0%	20.4%

We did not have reinsurance recoverables greater than $3.8 million at December 31, 2005 from any reinsurers other than those listed above.

At the time of our acquisition of Fidelity Excess and Surplus Insurance Company in June 2003, Fidelity had a reinsurance agreement with its parent, American Empire Surplus Lines Insurance Company. Under the reinsurance agreement, Fidelity ceded all of its liabilities on all insurance business it wrote or assumed through June 30, 2003 to American Empire. American Empire and Fidelity also entered into a trust agreement, under which American Empire established a trust account with Fidelity as the beneficiary. Under the trust agreement, American Empire must maintain assets with a current fair value greater than or equal to the ultimate net aggregate losses recoverable under the reinsurance agreement. At December 31, 2005, trust assets of $4.1 million exceeded the ultimate net aggregate losses recoverable under the reinsurance agreement, as required by the trust agreement. The trust assets are limited to cash and investments permitted by Ohio insurance laws. None of the trust assets can be in capital stock or in fixed income securities that are below investment grade. As additional security, Great American

Insurance Company, an affiliate of American Empire, has irrevocably and unconditionally guaranteed the performance by American Empire of all of its obligations under the reinsurance agreement and trust agreement. American Empire and Great American Insurance Company are each rated ‘‘A’’ (Excellent) by A.M. Best.

Effective January 1, 2005, James River Insurance entered into a quota share reinsurance contract with Hannover Reinsurance (Ireland) Limited and E&S Reinsurance (Ireland) Ltd., each of which is rated ‘‘A’’ (Excellent) by A.M. Best. James River Insurance entered into the quota share reinsurance contract to transfer a portion of the risk related to certain lines of business. By transferring risk to the reinsurers, James River Insurance also reduced the amount of capital required to support its operations. Under terms of the agreement, James River Insurance ceded a portion of its other liability occurrence and primary property lines of business, which includes business written by the General Casualty, Manufacturers and Contractors and Primary Property divisions. James River Insurance receives a commission equal to 25% of ceded earned premium and pays a reinsurer margin of 4.5% of ceded earned premium. The reinsurers do not receive a margin when they are in a loss position on the contract. James River Insurance maintains a funds held account which is credited interest at 3.75% annually. The contract has a loss ratio cap of 115%, which means that we could not cede any losses in excess of a 115% loss ratio to the reinsurers. The reinsurers do not receive a margin when they are in a loss position on the contract. The ceding commission cannot be reduced, but under certain circumstances, based on underwriting results, James River is entitled to an additional profit contingent commission up to an amount equal to all of the reinsurers' profits above the margin. We did not earn an additional profit contingent commission in 2005 based on the underwriting results of business ceded under the treaty. For the year ended December 31, 2005, ceded earned premium related to this quota share treaty were $40.0 million, ceded loss and LAE was $36.5 million, our reinsurance ceding commission was $9.7 million and the reinsurers’ margin was $0. For 2006, James River Insurance did not renew the quota share reinsurance contract or purchase similar reinsurance coverage. As a result, we expect to retain a greater percentage of our premium in 2006 than in 2005.

 INVESTMENTS

Investment income is an important component of our earnings. We collect premiums and hold a portion of these funds in reserves until claims are paid. We invest these reserves. In the years that we make an underwriting profit, we are able to retain all investment income. Underwriting losses require us to dedicate a portion of our investment income or capital to cover insurance claims and expenses associated with writing insurance.

Our policy is to invest primarily in high quality fixed maturity securities with a focus on preservation of capital and a secondary focus on maximizing our risk adjusted investment returns. Investment policy is set by the investment committee of the Board of Directors, subject to limits of applicable regulations. Our investment policy is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiaries are subject. The policy imposes stringent diversification rules to minimize our potential exposure to any one business sector. The policy also imposes strict requirements for credit quality, as all securities must be investment grade securities when purchased, with a minimum of 90% of our fixed maturity securities being rated ‘‘A−’’ or higher by Standard & Poor's or the equivalent rating from another nationally recognized rating agency. Our investment portfolio is managed by two investment advisors, Earnest Partners LLC and General Re-New England Asset Management, Inc., which operate under guidelines approved by our investment committee. Our investment committee meets periodically and reports to our Board of Directors.

As of December 31, 2005, our fixed maturity security portfolio contained $64.4 million of mortgage-backed securities representing 19.0% of the total fixed maturity security portfolio. All of these securities are rated Class I by the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC) and are primarily issued by government and government-related agencies, are publicly traded and have market values obtained from an external pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment.

Mortgage-backed securities (MBSs), including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, MBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. MBSs that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. In order to mitigate these risks, approximately 65.7% of the MBSs we held at December 31, 2005 were either a category of MBSs known as planned amortization class bonds or agency pass-through certificates with 15-year or shorter final maturities, the average life of which is less sensitive to fluctuations in interest rates. The remainder of the MBSs we held was primarily agency pass-through certificates with 30-year final maturities. Our investment portfolio does not permit us to own, and we do not own, any interest only, principal only or residual tranches of MBSs.

The following table sets forth the composition of the Company's portfolio of fixed maturity securities by rating as of December 31, 2005:

Standard and Poor’s or Equivalent Designation	Securities Valuation Office Designation	Fair Value	% of Fair Value
		($ in millions)
AAA	1	$221.0	65.1%
AA	1	38.6	11.4%
A	1	72.0	21.2%
BBB	2	7.1	2.1%
BB	3	0.8	0.2%
		$339.5	100.0%

At December 31, 2005, our portfolio of fixed maturity securities contained corporate fixed maturity securities with a fair value of $95.9 million. The following is a summary of these securities by industry segment as of December 31, 2005:

Segment	Fair Value	% of Fair Value
	($ in millions)
Industrials and Other	$43.3	45.2%
Financial	33.6	35.0%
Utilities	19.0	19.8%
Total	$95.9	100.0%

INFORMATION TECHNOLOGY

As a new company, we had the opportunity to design the architecture for our information systems in a fashion that would allow us to reduce our administrative costs and provide us with useful, reliable, real-time information. Both of our insurance company subsidiaries operate in a ‘‘paperless’’ environment, which eliminates the costs of printing, storing and handling thousands of documents each week. Moreover, by maintaining electronic files on each account, we have been able to facilitate clear communication among personnel responsible for handling matters related to underwriting, servicing and claims, as each has access to full information regarding the account.

Our decentralized approach to managing our business allows us the flexibility to permit each business segment to acquire or construct its own policy management system. Consequently, our workers' compensation unit and our excess and surplus lines units, whose businesses are very different, each use policy management systems that permit them to tailor their work to the type of polices they underwrite. This approach promotes better service and more efficient underwriting. Both business segments have embraced a web-based platform approach to acquiring business. When a web-platform is utilized, an agent enters policy application information on a website controlled by one of our insurance company subsidiaries, and the information entered by the agent is automatically transferred to our underwriting system. This eliminates costly data-entry steps in our underwriting process and permits the underwriter to focus on underwriting the account accurately and rapidly.

From our inception, we have been intent on capturing and analyzing our data and building, over time, a robust repository of information we can continually use to improve our decision making. We refer to this repository as our data warehouse. At the same time, we recognize the importance of permitting the business segments to utilize policy management programs that are suited to their business and that no single policy management system is appropriate across specialty disciplines. Our approach is to place the data warehouse behind the policy management systems that are selected by our business segments. While we are still in the build-out phase of the data warehouse, our design permits us to capture all premium, claims and other policy information collected by the policy management systems at our subsidiaries. The data warehouse is easily searchable, collects and names information in a consistent format and will eventually contain most of underwriting or claims information we collect at every level. The data warehouse permits us flexibility with regard to analyzing our business by segment or in the aggregate. As we collect more information, we expect the data warehouse will prove to be a competitive advantage for us.

 COMPETITION

The property/casualty insurance industry is highly competitive. We compete with domestic and international insurers, some of which have greater financial, marketing and management resources and experience than we do. We also may compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best. James River Insurance and Stonewood Insurance each currently have a rating from A.M. Best of ‘‘A−’’ (Excellent). Ratings for an insurance company are based on its ability to pay policyholder obligations and are not directed toward the protection of investors.

Today, our primary competitors in the excess and surplus lines sector are Scottsdale Insurance Company (Nationwide Mutual Insurance Company), Markel Corporation, Burlington Insurance Group, Admiral Insurance Company (W. R. Berkley Corporation), Colony Insurance Company (The Argonaut Group) and RLI Corp.

We believe James River Insurance has several competitive advantages. We focus on individually underwritten risks which provide us with the ability to tailor coverage and pricing on each individual risk. We focus on data collection and analysis and benefit from having no material exposure to legacy insurance issues such as asbestos or construction defect coverage.

Our primary competitors in the workers' compensation insurance sector are Builders Mutual Insurance Company, Key Risk (W. R. Berkley Corporation) and Amerisure. We generally compete on the basis of service, as most market competitors have maintained both pricing and underwriting discipline.

We believe Stonewood Insurance has several competitive advantages. For policy applications completed through our internet-based portal, we can provide pricing indications within 24 hours. We believe this is significantly faster than our primary competitors. We are able to significantly improve our efficiency for applications submitted through this system because this data does not have to be re-entered into our underwriting system. In addition our system allows agents to automatically generate customized proposals for insureds. Each agent may also access web-based policy information for all of the business they place with Stonewood Insurance. In addition, unlike a major competitor, Stonewood Insurance does not require insureds to join the North Carolina Home Builders Association. We believe this represents a $500 or greater average savings to our policyholders relative to that competitor.

 REGULATION

We are regulated by insurance regulatory agencies in the states in which we conduct business. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers or claimants, rather than stockholders. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing the types and amounts of investments.

James River Insurance is licensed in Ohio. We must apply for and obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing. In most states, James River Insurance operates on a surplus lines basis. While James River Insurance does not have to apply for and maintain a license in those states, it is subject to maintaining suitability standards or approval under each particular state's surplus lines laws to be included as an approved surplus lines carrier.

Stonewood Insurance operates on an admitted basis in its home state of North Carolina. Insurers operating on an admitted basis must file premium rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, including North Carolina, rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer's rates are adequate, not excessive and not unfairly discriminatory.

We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance subsidiaries conduct business. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system domiciled in that state. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to or prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction.

As a holding company with no business operations of our own, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from our insurance subsidiaries. State insurance laws restrict the ability of our insurance subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of earned surplus, and the amount of an insurer's surplus following payment of any dividends must be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the insurance departments of our insurance subsidiaries' state of domicile generally is required in order for our insurance subsidiaries to declare and pay ‘‘extraordinary dividends’’ to us. The maximum amount of dividends our insurance subsidiaries can pay us during 2006 without regulatory approval is $14.5 million.

 RATINGS

A.M. Best, which rates insurance companies based on factors of concern to policyholders, rates each of our insurance subsidiaries. Our insurance subsidiaries have a rating of ‘‘A−’’ (Excellent) from A.M. Best. A.M. Best currently assigns 16 ratings to insurance companies, which currently range from ‘‘A++’’ (Superior) to ‘‘S’’ (Rating Suspended). ‘‘A−’’ (Excellent) is the fourth highest rating. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and LAE reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not intended for use by investors in evaluating our securities.

 EMPLOYEES

As of February 15, 2006, we had 160 employees, six of whom were employed by James River, 122 of whom were employed by James River Insurance and 32 of whom were employed by Stonewood Insurance. All of the James River Insurance and Stonewood Insurance employees are employed through arrangements with James River Management Company, Inc. and Stonewood Insurance Management Company, Inc., respectively. We are not a party to any collective bargaining agreements, and we believe that our relations with employees are good.

AVAILABLE INFORMATION

We file reports, such as quarterly results on Form 10-Q, annual results on Form 10-K, ownership information on Forms 3 and 4 and other reports on our financial results, operations and ownership, with the Securities and Exchange Commission. The public may read and copy any materials we file with the Securities and Exchange Commission at their Pubic Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at (800) SEC-0330. The Securities and Exchange Commission maintains an internet site, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. Copies of all of our filings are available free of charge through our website, www.james-river-group.com.

Item 1A.    Risk Factors.

The following factors, as well as factors described elsewhere in this Form 10-K or in our other filings with the SEC, could adversely affect our business, financial condition or results of operations. Other factors not presently known to us or that we presently believe are not material could also affect our business and financial condition.

 RISKS RELATED TO OUR BUSINESS

A decline in our financial strength rating may result in a reduction of new or renewal business.

Each of our insurance subsidiaries currently is rated ‘‘A−’’ (Excellent) by A.M. Best, which is the fourth highest of 16 A.M. Best ratings. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company's ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best focuses on balance sheet strength (including capital adequacy and loss and LAE reserve adequacy), operating performance and business profile. A reduction in our performance in these criteria could result in a downgrade of our rating. A downgrade of this rating could cause our current and future brokers and agents, retail brokers and insureds to choose other, more highly rated competitors. A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to us.

The failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of endorsements to our policies that limit exposure to known risks. As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the size or number of claims.

In addition, we craft our excess and surplus lines policy terms to manage our exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold and construction defects. Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against our policyholders. While these exclusions and limitations help us assess and reduce our loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations. This could result in higher than anticipated losses and LAE which could have a material adverse effect on our financial condition or results of operations. In some instances, these changes may not become apparent until some time after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

We distribute our products through a select group of brokers and agents, two of which account for a significant portion of our business, and there can be no assurance that such relationships will continue.

We distribute our products through a select group of brokers and agents. For the year ended December 31, 2005, 22.5% of James River Insurance's direct written premiums were distributed through one broker, CRC Insurance Services, Inc. and approximately 11.0% of Stonewood Insurance's direct written premiums were distributed through one agent, SIA Group, Inc. Because our agreements with our agents and brokers do not require minimum premium volumes and are terminable upon 30 or 60 days notice, we cannot assure you that such relationships will continue. If they do continue, it is possible they may not be profitable for us. The termination of our relationship with one or more of these brokers or agents could result in lower direct written premiums and could have a material adverse effect on us.

We may not be successful in reducing our risk through reinsurance arrangements, and our reinsurers may not pay claims made by us in a timely fashion.

We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to reinsurers in exchange for part of the premium we receive in connection with the risk. Ceded written premiums amounted to 42.4% of our direct written premiums in 2005. The availability, cost and structure of reinsurance protection are subject to changing market conditions, which are outside our control. If we are not able to obtain reinsurance protection on favorable terms, or at all, our potential losses could exceed our ability to pay and our business, financial condition or results of operations could suffer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. Since Hurricane Katrina, a number of our reinsurers have been downgraded or placed on negative watch by major ratings agencies, including two reinsurers who were downgraded to ratings below ‘‘A−’’ by A.M. Best. As of December 31, 2005, we had $110.5 million of reinsurance recoverable on unpaid losses and $11.5 million of reinsurance recoverable on paid losses.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

Our future success will depend, in part, upon the efforts of our executive officers and other key personnel, including J. Adam Abram, President and Chief Executive Officer; Michael T. Oakes, Executive Vice President and Chief Financial Officer; Michael E. Crow, Senior Vice President — Finance and Chief Accounting Officer; Michael P. Kehoe, President and Chief Executive Officer of James River Management Company, Inc.; and C. Kenneth Mitchell, President and Chief Executive Officer of Stonewood Insurance Management Company, Inc. The loss of any of these officers or other key personnel could prevent us from fully implementing our business strategies and materially and adversely affect our business, financial condition or results of operations. We have employment agreements with four of our executive officers. We do not have key person insurance on the lives of any of our key management personnel. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations, prospects and the level of competition then prevailing in the market for qualified personnel.

Our actual incurred losses may be greater than our loss and LAE reserves which could have a material adverse effect on our financial condition and results of operations.

We are liable for losses and LAE under the terms of the insurance policies we underwrite. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. We establish loss and LAE reserves for the ultimate payment of all losses and LAE incurred. We estimate the reserve for losses and LAE using individual case-basis valuations of reported claims. We also use statistical analyses to estimate the cost of losses that have been incurred but not reported to us. These estimates are based on historical information and on estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. They are by their nature imprecise, and our ultimate losses and LAE may vary from established reserves. If any of our reserves should prove to be inadequate, we will be required to increase reserves resulting in a reduction in our net income and stockholders' equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material effect on future earnings and liquidity and our financial rating. Courts or other governmental authorities may interpret our insurance contracts so as to provide coverage for causes of loss we intended to exclude or limit. Such broadening of the coverage could expose us to greater losses than anticipated.

Furthermore, factors that are difficult to predict, such as: claims inflation, claims development patterns, legislative activity, social and economic patterns and litigation and regulatory trends may have a substantial impact on our future losses and LAE. As of December 31, 2005, unpaid loss and LAE reserves (net of reserves ceded to our reinsurers) were $116.0 million.

Since we have a limited operating history, it is difficult to predict our future performance.

James River was organized in September 2002 and formed or acquired its two insurance subsidiaries in 2003. James River Insurance wrote its first policy effective July 1, 2003. Stonewood Insurance commenced writing insurance as of January 1, 2004. We therefore have limited operating and financial history. In addition, because we focus our efforts on certain specialized sectors of the insurance market, and because we do not have an extensive claims history to date, our limited historical financial results may not accurately predict our future performance. Moreover, companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. They are not always able to find the necessary resources at a reasonable cost, or at all. As a result of the risks specific to our business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

Our subsidiaries are subject to extensive regulation, primarily by Ohio, the domiciliary state for James River Insurance, and North Carolina, the domiciliary state for Stonewood Insurance, and to a lesser degree, the other states in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe are generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.

The National Association of Insurance Commissioners has adopted a system to test the adequacy of statutory capital, known as ‘‘risk-based capital.’’ This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property/casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business.

Stonewood Insurance’s business is heavily concentrated in workers’ compensation insurance for the residential construction industry in North Carolina.

Stonewood Insurance's business is heavily concentrated in workers' compensation insurance in North Carolina and is further concentrated in the residential construction business. This makes Stonewood Insurance vulnerable to changes affecting the economy of North Carolina and in particular the residential construction business in North Carolina. By concentrating a substantial portion of its business in construction operations, Stonewood Insurance is exposed to substantial losses due to accidents and occupational hazards. We attempt to moderate these risks by purchasing reinsurance and by underwriting and pricing accounts with these risks in mind. However, there can be no assurance that these precautions are adequate and that we will not be exposed to greater than anticipated losses arising from the hazardous nature of the business conducted by our insureds.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds in the future through financings or be required to curtail our growth. Many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

Our investment results and, therefore, our results of operations or financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall capital market conditions.

Our results of operations depend, in part, on the performance of our invested assets. Fluctuations in interest rates affect our returns on, and the fair value of, fixed-income securities. Unrealized gains and losses on fixed-income securities are recognized in accumulated other comprehensive income, net of taxes, and increase or decrease our stockholders' equity. Interest rates in the United States are currently low relative to historical levels. An increase in interest rates could reduce the fair value of our investments in fixed-income securities. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses in our portfolio.

We had fixed-income investments with a fair value of $339.5 million as of December 31, 2005 that are subject to:

•	credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested; and

•	interest rate risk, which is the risk that our invested assets may decrease in value due to changes in interest rates.

Our fixed-income investment portfolio includes mortgage-backed securities. As of December 31, 2005, mortgage-backed securities constituted 19.0% of our fixed maturity securities. As with other fixed-income securities, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, during periods of rising interest rates, the rate of prepayment generally slows. Mortgage-backed securities that have an amortized cost that is less than par (i.e. purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayment.

Since the end of 2002, the United States financial markets have experienced volatile interest rates, which affect the value of our fixed-income securities. As of December 31, 2005, our investment portfolio had a net unrealized investment loss, before the effect of income taxes, of $5.1 million.

We rely on information technology and telecommunications systems, and the failure of these systems could materially and adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems, or the termination of a third-party software license upon which any of these systems is based, could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This could result in a material adverse effect on our business.

Our growth may be dependent upon our successful acquisitions of other insurance businesses.

We pursue acquisitions of specialty insurance businesses that can be acquired on acceptable terms. Some of these acquisitions could be material in size and scope. Our future growth may depend, in part, upon the successful implementation of this strategy. While we will continually be searching for acquisition opportunities, there can be no assurance that we will be successful in identifying suitable acquisitions. If any potential acquisition opportunities are identified, there can be no assurance that we will consummate such acquisitions, or, if any such acquisition does occur, that it will be successful in enhancing our business, be accretive to either our profitability or book value or generate an underwriting profit. We may in the future face increased competition for acquisition opportunities which may inhibit our ability to consummate suitable acquisitions. In addition, to the extent that our acquisition strategy results in the acquisition of businesses, such acquisitions could pose a number of special risks, including the diversion of management's attention, the unsuccessful integration of the operations and personnel of the acquired companies, adverse short-term effects on reported operating results, the impairment of acquired intangible assets and the loss of key employees.

We may, in the future, issue additional common stock in connection with one or more acquisitions, which may dilute our stockholders. Alternatively, we may issue debt, which could limit our future financial flexibility. Additionally, with respect to future acquisitions, our stockholders may not have an opportunity to review the financial statements of the entity being acquired or to vote on such acquisitions.

If North Carolina drastically increases the assessments Stonewood Insurance is required to pay, our results of operations and financial condition will suffer.

Stonewood Insurance, our admitted insurance subsidiary, is subject to assessments in North Carolina, its domiciliary state, for various purposes, including the provision of funds necessary to fund the operations of the North Carolina Department of Insurance, the state’s workers compensation fund and the state fund that pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer's percentage of the total premiums written in the insurer's state within a particular line of business. As Stonewood Insurance grows, our share of any assessments may increase. However, we cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our financial condition or results of operations.

Our reliance on brokers and agents subjects us to their credit risk.

With respect to the premiums produced by our brokers and agents, certain premiums from the policyholders are collected directly by the brokers or agents and forwarded to our insurance subsidiaries. In certain jurisdictions, when the insured pays premiums for these policies to brokers or agents for payment over to our insurance subsidiaries, the premiums might be considered to have been paid under applicable insurance laws and regulations and the insured will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker or agent. Consequently, we assume a degree of credit risk associated with brokers and agents. Although brokers' and agents' failures to remit premiums to us have not had a material adverse effect on us to date, there may be instances where brokers and agents collect premium but do not remit it to us and we may be nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our brokers and agents, which in most cases are not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our brokers and agents in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

 RISKS RELATED TO OUR INDUSTRY

Our business is cyclical in nature, which may affect our financial performance.

Historically, the financial performance of the property/casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company's financial performance is dependent on its own specific business characteristics, the profitability of most property/casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the excess and surplus market than in the standard insurance market. When the standard insurance market hardens, the excess and surplus market hardens, and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the excess and surplus market may return to the admitted market, exacerbating the effects of rate decreases. Beginning in 2000 and accelerating in 2001, the property/casualty insurance industry has been experiencing a market reflecting increasing rates, more restrictive coverage terms and more conservative risk selection. We believe these trends slowed beginning in 2004 and that the current insurance market is becoming generally more competitive in terms of pricing, policy terms and conditions, except for catastrophe-exposed property insurance where rates have increased as a result of significant hurricane losses in 2004 and 2005. Since this cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

If we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment.

We currently purchase excess of loss reinsurance to stop our loss from a single occurrence on any one coverage part from any one policy. For our excess casualty and workers' compensation lines of business, we retained $500,000 of loss for policies written through December 31, 2005. For 2006, we retain $500,000 and $750,000 of loss for our excess casualty and workers’ compensation lines of business, respectively. For our workers' compensation line, we also retain the risk of loss for claims above a $20.0 million limit and above $10.0 million for any one life. For our primary property and primary casualty lines of business, we retain $1.0 million in loss. We currently retain $750,000 in loss for excess property. Further, we purchase catastrophe reinsurance to cover losses arising from any single occurrence above an amount retained by us. However, we may choose in the future to re-evaluate the use of reinsurance to increase, decrease or eliminate the amount of liability we cede to reinsurers, depending upon the cost and availability of reinsurance.

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred as a consequence of the terrorist attacks on September 11, 2001 and natural catastrophes occurring in 2004 and 2005. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities generally are subject to annual renewal. We cannot provide any assurance that we will be able to maintain our current reinsurance facilities or that we will be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. We have in force policies for which we will seek to renew reinsurance coverage mid-term. If we are unable to renew our expiring contracts or to make new arrangements, either our net exposures would increase, which could increase our costs, or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks, which would reduce our revenues.

We compete with a large number of companies in the insurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. Our principal competitors in the excess and surplus lines sector are Scottsdale Insurance Company (Nationwide Mutual

Insurance Company), Markel Corporation, Burlington Insurance Group, Admiral Insurance Company (W. R. Berkley Corporation), Colony Insurance Company (The Argonaut Group) and RLI Corp., and in the workers' compensation insurance sector are Builders Mutual Insurance Company, Key Risk (W. R. Berkley Corporation) and Amerisure. We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources than we do. Some of these competitors also have significantly greater experience and market recognition than we do. Larger carriers may have lower expense ratios, allowing them to price their products more competitively than us. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues and net income may decline.

A number of new, proposed or potential legislative and industry developments could further increase competition in our industry. These developments include:

•	an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•	programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other ‘‘alternative markets’’ types of coverage;

•	changing practices caused by the internet, which may lead to greater competition in the insurance business; and

•	consolidation in the insurance industry, which could lead to lower margins for us.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and thereby affect our underwriting results. In addition, deregulation of commercial lines insurance has been adopted in many states and may be adopted in others. In some states, the deregulation of commercial lines generally enables admitted insurers to underwrite certain commercial property/casualty risks without the necessity of obtaining prior approval for rates and/or forms, although the content of policy forms is still regulated. In others states, the terms and conditions of commercial insurance policy forms have been deregulated. The deregulation of commercial lines may permit risks that would not otherwise be considered attractive by standard market carriers to be underwritten by such carriers using forms and rates that are attractive to them. Although no assurance can be given that further deregulation will occur, the extent to which it may occur or the form it will take, it is possible that deregulation of commercial lines insurance will increase competition in our markets, which could reduce our written premiums or make our products less profitable to us and adversely affect our results of operations and financial position.

We also may compete with new entrants in the future. Competition is based on many factors, including:

•	the perceived market strength of the insurer;

•	pricing and other terms and conditions;

•	services provided;

•	the speed of claims payment;

•	the reputation and experience of the insurer; and

•	ratings assigned by independent rating organizations such as A.M. Best.

Ultimately, this competition could affect our ability to attract business at premium rates that are likely to generate underwriting profits.

As a holding company, we are dependent on the results of operations of our insurance subsidiaries and are likely to rely on the regulatory and financial capacity of our subsidiaries to pay dividends to us. The domiciliary states of our insurance subsidiaries limit the aggregate amount of dividends our subsidiaries may pay us in any 12 month period, thereby limiting our funds to pay expenses and dividends.

We are an insurance holding company and our principal asset is the shares we hold in our subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay holding company expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries and proceeds of financings held at the holding company, will be the primary source of funds for our holding company. The payment of dividends by our subsidiaries to us is limited by statute. In general, these restrictions limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, and dividends may be paid only out of James River Insurance's earned surplus. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the lesser of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends from our subsidiaries at times and in amounts necessary to pay corporate expenses or meet other obligations. Subject to the foregoing, the maximum amount of dividends available to us from our insurance subsidiaries during 2006 without regulatory approval is $14.5 million.

Litigation and legal proceedings against our insurance subsidiaries could have a material adverse effect on our business, results of operations and/or financial condition.

Our insurance subsidiaries have been named as defendants in various legal actions in the course of their insurance operations. Our subsidiaries have responded to the lawsuits, and we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of such lawsuits could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our financial results.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us.

Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in a variety of our property/casualty lines and generally result in an increase in the number of claims filed as well as the amount of compensation sought by claimants. It is possible that a catastrophic event or multiple catastrophic events could have a material adverse effect on our results of operations, liquidity and financial condition. At December 31, 2005, losses from Hurricane Katrina exceeded our catastrophe reinsurance coverage limit for a single event. Despite changes in our property underwriting strategy, there is no assurance that future catastrophe losses will not exceed our available reinsurance coverage.

RISKS RELATED TO OUR COMMON STOCK

Our directors, executive officers and principal stockholders own a large percentage of our common stock which allows them to control substantially all matters requiring shareholder approval.

Our directors, executive officers and principal stockholders beneficially own a large percentage of our outstanding common stock. Accordingly, these directors, executive officers and principal stockholders will have substantial influence, if they act as a group, over the election of directors and the outcome of other corporate actions requiring stockholder approval or may seek to arrange a sale of our Company at a time or under conditions that are not favorable to our other stockholders. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders, if they act as a group. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

Applicable insurance laws and certain provisions in our amended and restated certificate of incorporation make it difficult to effect a change of control.

Under applicable Ohio and North Carolina insurance laws and regulations, no person may acquire control of our company unless that person has filed a statement containing specified information with both the Ohio Department of Insurance and North Carolina Department of Insurance and obtains advance approval for such acquisition. Under applicable laws and regulations, any person acquiring, directly or indirectly (by revocable proxy or otherwise), 10% or more of the voting shares of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of our common shares without obtaining advance approval would be in violation of Ohio and North Carolina insurance laws and may be subject to injunctive action enjoining the acquisition and the voting of such shares, and seizure of the shares, as well as other action as determined by the Director of the Ohio Department of Insurance and the Commissioner of the North Carolina Department of Insurance.

In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action (including a possible revocation of our authority to do business) in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws.

Certain provisions of Delaware law and our certificate of incorporation make it more difficult to effect the acquisition of control of our company by means of a tender offer, open market purchase, proxy fight or otherwise. The provisions in our certificate of incorporation that will make it difficult to effect a change of control include the authority of our Board of Directors to issue series of preferred shares with such voting rights and other powers as the Board of Directors may determine and notice requirements in our by-laws relating to nominations to the Board of Directors and to the raising of business matters at stockholders' meetings.

We do not anticipate paying cash dividends, and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not expect to pay cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

The market price of our common stock may be materially adversely affected by market volatility.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our results of operations;

•	changes in expectations as to our future results of operations, including financial estimates by securities analysts and investors;

•	announcements by third parties of claims against us;

•	changes in law and regulation;

•	results of operations that vary from those expected by securities analysts and investors; and

•	future sales of shares of our common stock.

Recently, stock prices of companies in the insurance industry have experienced some volatility as a result of ongoing regulatory investigations and significant losses related to hurricanes in 2005. The recent volatility in insurance industry stocks may continue for the foreseeable future and may affect the price of our common stock regardless of our practices.

Future sales of a substantial number of shares of our common stock in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our common stock.

The market price of our common stock could decline as a result of sales by our existing stockholders and optionholders in the future or the perception that these sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company leases or sub-leases all of the commercial office space in which it conducts its business. The following table summarizes the leased space out of which the Company and its subsidiaries operate as of March 23, 2006:

Operating Entity	Location	Square Footage	Expiration of Lease Term	Approximate Annual Rent
James River	Chapel Hill, NC	2,916	2008	$71,000
James River Insurance	Richmond, VA	27,685	2008	$471,000
Stonewood Insurance	Raleigh, NC	8,350	2009	$148,000

The Stonewood Insurance lease is renewable at Stonewood Insurance’s option for a period of up to three years. James River has entered into a lease agreement effective April 1, 2006 for the use of an additional 6,379 square feet of commercial office space in Chapel Hill, NC. The approximate annual rent under the lease totals $159,000, and the lease expires in 2010. James River has entered into an agreement to sub-let its existing Chapel Hill, NC office space. We believe that our facilities are adequate for our current needs.

Item 3.    Legal Proceedings.

We are party to lawsuits, arbitration and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer, the liabilities for which we believe have been adequately included in our loss and LAE reserves. Also, from time to time, we are party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our insurance subsidiaries. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable.

The outcome of litigation is subject to numerous uncertainties. Although the ultimate outcome of pending matters cannot be determined at this time, based on present information, we believe the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

Set forth below, as of March 23, 2006, are the names, ages and current positions of our executive officers. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position
J. Adam Abram	50	President and Chief Executive Officer since September 2002. In 1992, Mr. Abram founded Front Royal, Inc., an insurance holding company for which he served as Chief Executive Officer until it was sold in 2001. Prior to founding Front Royal, Inc., Mr. Abram founded and served as President of Adaron Group, Inc., a developer of approximately 2.0 million square feet of commercial property in North Carolina.
Michael T. Oakes	41	Executive Vice President and Chief Financial Officer since April 2004. From 1998 until joining James River, Mr. Oakes was a Managing Director in the Insurance Investment Banking Group at Keefe, Bruyette & Woods, Inc., an investment banking firm based in New York.
Michael E. Crow	41	Sr. Vice President — Finance and Chief Accounting Officer since April 2004. From May 2003 to March 2004, Mr. Crow served as our Chief Financial Officer. From October 2001 to May 2003, Mr. Crow served as Vice President, Controller and Principal Accounting Officer of Triad Guaranty Inc., a publicly traded mortgage insurance company. Prior to joining Triad, Mr. Crow was a senior manager with Ernst & Young LLP where he began working in 1987.
Michael P. Kehoe	40	President and Chief Executive Officer — James River Management Company, Inc. since November 2002. From 1994 until 2002, Mr. Kehoe held various positions at Colony Management Services, Inc. culminating as Vice President of Brokerage Underwriting. Colony Management Services, Inc. was part of the surplus lines operations of Front Royal, Inc. from 1994 to 2001 when it was sold to Argonaut Group, Inc.
C. Kenneth Mitchell	63	President and Chief Executive Officer — Stonewood Insurance Management Company, Inc. since October 2003. Prior to joining Stonewood Insurance Management Company, Inc., Mr. Mitchell served as President and Chief Executive Officer of Builders Mutual Insurance Company, a North Carolina based writer of workers’ compensation insurance, from 1998 through 2002. From 1983 through 1999, Mr. Mitchell served as Executive Vice President of the North Carolina Home Builders Association.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq National Market under the symbol ‘‘JRVR.’’ The following table sets forth the range of the daily high and low sales prices as reported by Nasdaq for the quarterly periods from August 9, 2005, the date the Company first became publicly traded, through December 31, 2005:

	2005
	High	Low
Third Quarter: August 9, 2005 through September 30, 2005	$21.43	$15.35
Fourth Quarter: October 1, 2005 through December 31, 2005	$20.68	$16.25

On March 23, 2006, the last reported sales price of our common stock was $25.90 per share.

Shareholders

As of March 23, 2006, there were 15,087,308 shares of issued and outstanding common stock held by approximately 1,160 beneficial owners, including 36 holders of record.

Dividends

We have not paid in the past and do not anticipate paying in the near future any cash dividends on our common stock. We cannot assure you that we will declare and pay dividends in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, cash requirements, business prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries and other factors our board of directors deems relevant. We currently intend to retain any future earnings to fund the development and growth of our business.

Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our subsidiaries. The ability of our insurance subsidiaries to pay dividends to us is subject to limits under insurance laws of the states in which our insurance subsidiaries are domiciled. See ‘‘Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and ‘‘Item 1 — Business — Regulation’’.

Use of Proceeds

On May 3, 2005, we filed a registration statement on Form S-1 with the Securities Exchange Commission for an initial public offering of common stock. The offering was made through an underwriting syndicate led by book-running manager Keefe, Bruyette & Woods, Inc., and co-managers Bear, Stearns & Co., Inc., Friedman, Billings, Ramsey & Co., Inc. and Wachovia Capital Markets, LLC. Our registration statement was declared effective on August 8, 2005. On August 9, 2005, we effected a 10 for 1 split of our common stock to shareholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of common stock. In addition, on that date we amended and restated our certificate of incorporation to increase the number of authorized shares of common stock to 100,000,000 and decrease the number of authorized shares of preferred stock to 5,000,000. Gross proceeds from the sale of 4,444,000 shares of common stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Costs associated with the initial public offering included $5.6 million of underwriting costs and $995,000 of other issuance costs.

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

Item 6.    Selected Financial Data.

The information set forth in the following table, as of and for the period indicated, should be read in conjunction with ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the accompanying Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,			Period from September 25, 2002 Through December 31, 2002
	2005	2004	2003
	($ in thousands, except for share data)
Operating Results:
Direct written premiums (1)	$236,617	$142,539	$36,764	$—
Assumed written premiums (2)	4,400	—	—	—
Ceded written premiums (3)	(100,427)	(22,361)	(9,339)	—
Net written premiums (4)	$140,590	$120,178	$27,425	$—
Net earned premiums	$117,500	$75,763	$5,087	$—
Net investment income	10,212	3,626	407	2
Realized investment losses	(252)	(71)	—	—
Other income	133	144	56	—
Total revenues	127,593	79,462	5,550	2
Losses and LAE	79,214	47,588	3,372	—
Other operating expenses	28,446	20,690	6,842	280
Interest expense	2,667	793	—	—
Compensation expense on common stock warrant issuance	—	—	524	—
Total expenses	110,327	69,071	10,738	280
Income (loss) before tax	17,266	10,391	(5,188)	(278)
Income tax expense	5,202	1,636	—	—
Net income (loss)	$12,064	$8,755	$(5,188)	$(278)
Comprehensive income (loss)	$8,842	$8,946	$(5,488)	$(278)
Balance Sheet Data:
Cash and cash equivalents and investments	$380,541	$195,231	$79,324	$6,783
Reinsurance recoverables on unpaid losses	110,514	15,200	14,234	—
Reinsurance recoverables on paid losses	11,544	—	—	—
Total assets	597,044	266,948	123,561	6,823
Reserve for losses and LAE	226,493	62,243	17,417	—
Senior debt	15,000	15,000	—	—
Junior subordinated debt	22,681	22,681	—	—
Total stockholders’ equity (deficit)	176,155	80,695	70,396	(278)

	Year Ended December 31,			Period from September 25, 2002 Through December 31, 2002
	2005	2004	2003
	($ in thousands, except for share data)
Earnings (Loss) per Share (5):
Basic	$1.56	$399,167.20	$(738,106.00)	$(27,810.20)
Diluted	$0.94	$0.93	$(738,106.00)	$(27,810.20)
Weighted average common shares outstanding — diluted	12,793,243	9,433,300	10	10
GAAP Underwriting Ratios:
Loss ratio (6)	67.4%	62.8%	66.3%	—
Expense ratio (7)	24.2%	27.3%	134.5%	—
Combined ratio (8)	91.6%	90.1%	200.8%	—
Other Data:
Return on average stockholders’ equity (9)	9.4%	11.6%	(14.8%)	(200.0%)
Debt to total capitalization ratio (10)	17.6%	31.8%	—	—
Statutory capital and surplus (11)	$157,133	$79,378	$58,183	$—
Net written premiums to surplus ratio (12)	.89	1.51	0.47	—

(1)	The amount received or to be received for insurance policies written by us during a specific period or time without reduction for acquisition costs, reinsurance costs or other deductions.

(2)	The amount received or to be received for insurance assumed by us during a specific period or time without reduction for acquisition costs, reinsurance costs or other deductions.

(3)	The amount paid or to be paid for written premiums ceded to (reinsured by) other insurers.

(4)	The sum of direct written premiums plus assumed written premiums less ceded written premiums.

(5)	Historical earnings per share and weighted average shares outstanding have been retroactively adjusted to reflect the 10 for 1 split of our common stock effective August 9, 2005.

(6)	The loss ratio is the ratio, expressed as a percentage, of losses and LAE to net earned premiums, net of the effects of reinsurance.

(7)	The expense ratio is the ratio, expressed as a percentage, of other operating expenses to net earned premiums.

(8) The combined ratio is the sum of the loss ratio and the expense ratio.

(9)	The ratio, expressed as a percentage, of net income (loss) to the average of the beginning of period and end of period total stockholders’ equity.

(10)	The ratio, expressed as a percentage, of total indebtedness for borrowed money to the sum of total indebtedness for borrowed money and stockholders’ equity.

(11)	Represents the excess of assets over liabilities of our insurance subsidiaries as determined in accordance with statutory accounting practices as determined by the National Association of Insurance Commissioners (NAIC).

(12)	The ratio of net written premiums to statutory capital and surplus. We believe this measure is useful in evaluating our insurance subsidiaries’ operating leverage. It may not be comparable to the definition of net written premiums to surplus for other companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in ‘‘Risk Factors’’ under Item 1A and elsewhere in this report that could cause actual results to differ materially from those expressed in, or implied by, those forward-looking statements. See ‘‘Forward-Looking Statements’’.

OVERVIEW

James River Group, Inc. is a holding company that owns and manages property/casualty insurance companies focused on specialty insurance niches. We seek to earn a profit from underwriting. This means that we intend for the premiums we earn in any period to be sufficient to pay all of the losses and loss adjustment expenses (LAE) we incur during the period as well as all of the expenses associated with our operations. We have two insurance subsidiaries: James River Insurance Company (James River Insurance) is an excess and surplus lines insurance company authorized to write business in 48 states and the District of Columbia, and Stonewood Insurance Company (Stonewood Insurance) is a workers’ compensation insurance company that primarily markets its products to the residential construction industry in North Carolina. Our insurance companies individually underwrite each risk that we issue a policy for, and our companies do not grant any underwriting authority to our insurance agents and brokers. Our consolidated results include the results for our holding company, our two insurance subsidiaries and three other wholly-owned subsidiaries.

Net income for 2005 was $12.1 million, or $0.94 per diluted share, compared to net income of $8.8 million, or $0.93 per diluted share for 2004. Net income for 2005 included $12.4 million of after-tax costs from Hurricane Katrina, net of reinsurance and including reinsurance reinstatement premiums. Net income for 2005 also benefited from favorable development on prior accident year reserves for direct business of $3.6 million after-tax. Direct written premiums for 2005 increased 66.0% to $236.6 million from $142.5 million for 2004. The combined ratio for 2005 was 91.6% compared to 90.1% for 2004.

RESULTS OF OPERATIONS

The following table summarizes our results for the years ended December 31, 2005, 2004 and 2003:

				% Change
	Year Ended December 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003
	($ in thousands)
Direct written premiums	$236,617	$142,539	$36,764	66.0%	288%
Gross written premiums	$241,017	$142,539	$36,764	69.1%	288%
Net written premiums	$140,590	$120,178	$27,425	17.0%	338%
Net earned premiums	$117,500	$75,763	$5,087	55.1%	1,389%
Net investment income	10,212	3,626	407	182%	791%
Realized investment losses	(252)	(71)	—	255%	—
Other income	133	144	56	(7.6%)	157%
Total revenues	127,593	79,462	5,550	60.6%	1,332%
Losses and LAE	79,214	47,588	3,372	66.5%	1,311%
Other operating expenses	28,446	20,690	6,842	37.5%	202%
Interest expense	2,667	793	—	236%	—
Compensation expense on common stock warrant issuance	—	—	524	—	(100%)
Total expenses	110,327	69,071	10,738	59.7%	543%
Income (loss) before taxes	17,266	10,391	(5,188)	66.2%	—
Federal income tax expense	5,202	1,636	—	218%	—
Net income (loss)	$12,064	$8,755	$(5,188)	37.8%	—
Ratios:
Loss ratio	67.4%	62.8%	66.3%
Expense ratio	24.2%	27.3%	134.5%
Combined ratio	91.6%	90.1%	200.8%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Gross written premiums (direct written premiums plus assumed written premiums) increased 69.1% from $142.5 million for 2004 to $241.0 million for 2005. Growth in the broker network at James River Insurance and the agency network at Stonewood Insurance were key drivers for the increase in gross written premiums. James River Insurance produced $207.4 million of gross written premiums in 2005 compared to $133.4 million in 2004. Stonewood Insurance produced $33.6 million of gross written premiums in 2005 compared to $9.2 million in 2004. Gross written premiums for Stonewood Insurance for 2005 included $4.4 million of assumed premiums from our participation in the involuntary workers’ compensation pool for North Carolina. Because Stonewood Insurance wrote its first insurance policy effective January 1, 2004, its results for 2004 did not include any renewal premiums, while direct written premiums for 2005 included $7.6 million of renewal premiums.

Net written premiums were $140.6 million for 2005, a 17.0% increase compared to $120.2 million for 2004. The written premium ceding ratio (ratio of ceded written premiums to direct written premiums) increased to 42.4% for 2005 from 15.7% for 2004. The change in the written premium ceding ratio was principally due to our quota share reinsurance contract effective January 1, 2005 that transfers a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of our direct written premiums on that business. Ceded written premiums related to this quota share treaty for 2005 totaled $40.0 million. We also ceded $6.1 million of reinstatement premiums to our reinsurers to reinstate reinsurance coverage for which we had used our reinsurance limits in 2005 due to losses from Hurricane Katrina.

Net earned premiums grew 55.1% to $117.5 million for 2005 compared to $75.8 million for 2004. Premiums are earned ratably over the terms of our insurance policies, generally 12 months. Ceded earned premiums related to the quota share treaty were $40.0 million for 2005. Net earned premium growth for 2005 was also reduced by the $6.1 million of ceded reinstatement reinsurance premiums due to losses from Hurricane Katrina.

Net investment income for 2005 was $10.2 million, up 182% from $3.6 million for 2004. The increase in net investment income reflects the significant growth in our cash and invested assets from $195.2 million at December 31, 2004 to $380.5 million at December 31, 2005. The growth in our cash and invested assets came from net written premiums and $84.6 million of net proceeds from our initial public offering including the underwriters’ exercise of their over-allotment option. The gross investment yield (before investment expenses) on average cash and invested assets for 2005 was 3.8%. The gross investment yield on our average fixed maturity security balance for 2005 was 4.0%. We have significantly increased our holdings of tax-advantaged state and municipal fixed maturity securities over the past twelve months. We believe that after considering their tax-advantaged characteristics, these state and municipal securities represent a good value relative to other market segments. Our tax equivalent yield on our average fixed maturity security balance was 4.4% for 2005. For 2004, the gross investment yield on average cash and invested assets was 3.1%, the gross investment yield on our average fixed maturity security balance was 3.5% and the tax equivalent yield on our average fixed maturity security balance was 3.6%.

The largest component of other income for 2005 and 2004 is the interest we earned on notes receivable from employees and directors. The notes have an annual interest rate of 4.5%. Interest on the notes was $52,000 for 2005 and $117,000 for 2004. The decline in interest on notes receivable in 2005 is consistent with the decline in the amount of outstanding notes receivable during the year. In April 2005, the notes receivable from our executive officers and directors totaling $2.0 million were repaid by the borrowers. An additional $10,000 was repaid in August 2005 leaving $535,000 of notes receivable outstanding at December 31, 2005 from our employees who are not executive officers.

Realized investment losses were $252,000 in 2005 and $71,000 in 2004. Realized investment losses for 2005 included a $92,000 write-down on a bond issued by the finance company of a United States automobile manufacturer with impairment in its value that we deemed to be other-than-temporary. There were no write-downs of securities for other-than-temporary impairment in 2004.

Losses and LAE totaled $79.2 million for 2005, up 66.5% compared to losses and LAE of $47.6 million for 2004. The loss ratio (the ratio of losses and LAE to net earned premiums) was 67.4% for 2005 compared to 62.8% for 2004. We incurred $7.9 million of losses and LAE, net of reinsurance, from Hurricane Katrina in 2005. Hurricane Katrina also impacted our loss ratios as a result of the $6.1 million of reinstatement reinsurance premiums that we ceded in 2005, which had the effect of reducing our net earned premiums. Our loss ratio for 2005 benefited from $4.9 million of favorable loss and LAE reserve development related to the 2004 and 2003 accident years that our insurance subsidiaries experienced during 2005. A rollforward of the reserve for losses and LAE, net of reinsurance, is presented below:

	Year Ended December 31
	2005	2004	2003
	(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of year	$47,043	$3,183	$—
Add: Incurred losses and LAE net of reinsurance:
Current year	84,122	47,744	3,372
Prior years	(4,908)	(156)	—
Total incurred losses and LAE	79,214	47,588	3,372
Deduct: Losses and LAE payments net of reinsurance:
Current year	2,943	3,402	189
Prior years	7,335	326	—
Total loss and LAE payments	10,278	3,728	189
Reserve for losses and LAE net of reinsurance recoverables at end of year	115,979	47,043	3,183
Add: Reinsurance recoverables on unpaid losses and LAE at end of year	110,514	15,200	14,234
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of year	$226,493	$62,243	$17,417

The foregoing rollforward shows that a $4.9 million redundancy developed in 2005 on the reserve for losses and LAE held at December 31, 2004. Of this development, $2.5 million and $593,000, respectively, of favorable development occurred in the Excess and Surplus Insurance segment’s casualty lines related to the 2004 and 2003 accident years. Favorable development in 2005 on the Excess and Surplus Insurance segment’s property lines related to the 2004 accident year was $2.4 million. This favorable development was partially offset by $525,000 of adverse development in 2005 for the Workers’ Compensation Insurance segment related to 2004 accident year results, consisting of $696,000 of adverse development on our share of the North Carolina involuntary workers’ compensation pool’s 2004 accident year results offset by $171,000 of favorable reserve development related to the 2004 accident year for direct business written by the Workers’ Compensation Insurance segment. The foregoing reconciliation also shows that a $156,000 redundancy developed in 2004 on the reserve for losses and LAE held at December 31, 2003.

An analysis of the gross reserve and the net reserve for losses and LAE by major line of business at December 31, 2005 is presented below:

Gross Reserves for Losses and LAE	Case Reserves	IBNR Reserves	Total Reserves
	(in thousands)
Excess and Surplus Insurance casualty lines	$26,504	$109,070	$135,574
Excess and Surplus Insurance property lines	52,616	21,386	74,002
Workers' Compensation Insurance	5,082	11,835	16,917
Total	$84,202	$142,291	$226,493

Net Reserve for Losses and LAE	Case Reserves	IBNR Reserves	Total Reserves
	(in thousands)
Excess and Surplus Insurance casualty lines	$10,543	$76,656	$87,199
Excess and Surplus Insurance property lines	6,257	7,707	13,964
Workers' Compensation Insurance	5,082	9,734	14,816
Total	$21,882	$94,097	$115,979

We have not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, we believe we are not exposed to any environmental liability claims other than those which we have specifically underwritten and priced as an environmental exposure. Any asbestos or environmental exposure on policies issued by Fidelity prior to June 30, 2003, the date that we acquired that company, are subject to a reinsurance agreement and a trust agreement with American Empire (see ‘‘— Reinsurance’’).

Net losses paid during 2005 totaled $5.3 million, while net LAE paid totaled $5.0 million, for total net losses and LAE paid of $10.3 million. Net losses paid during 2004 totaled $1.7 million and net LAE paid totaled $2.0 million, for total net losses and LAE paid of $3.7 million. The increase in net losses and LAE paid from 2004 to 2005 is consistent with the growth in our insurance operations.

Other operating expenses for 2005 totaled $28.4 million, up 37.5% from other operating expenses incurred during 2004 of $20.7 million. Other operating expenses for 2005 consisted of commissions (net of reinsurance ceding commissions earned) and other underwriting expenses (net of deferred policy acquisition costs) of $10.0 million, amortization of deferred policy acquisition costs of $17.2 million and other costs of $1.2 million. Other operating expenses for 2004 consisted of commissions and other underwriting expenses (net of deferred policy acquisition costs) of $7.0 million, amortization of deferred policy acquisition costs of $12.9 million and other costs of $879,000. Reinsurance ceding commissions earned were $20.8 million for 2005 compared to $5.9 million for 2004, with $9.7 million of the 2005 ceding commissions coming from our quota share reinsurance contract. A portion of the costs of acquiring insurance business, principally commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business, is deferred. For 2005, $19.8 million of costs were deferred, $10.8 million of which related to commissions and $9.0 million of which related to other acquisition expenses. For 2004, $20.1 million of costs were deferred, $13.4 million of which related to commissions and $6.7 million of which related to other acquisition expenses. Deferred policy acquisition costs are charged to other operating expenses in proportion to premiums earned over the estimated policy term, generally 12 months.

The expense ratio (the ratio, expressed as a percentage, of other operating expenses to net earned premiums) was 24.2% for 2005 and 27.3% for 2004. Our expense ratio for 2005 was negatively impacted by Hurricane Katrina, whose net impact was to reduce other operating expenses for the year by $1.8 million and reduce net earned premiums for the year by $12.9 million, resulting in an increase in our expense ratio of 1.0 point. Our 2004 expense ratio was negatively impacted by the expense ratio of 76.5% experienced by our Workers' Compensation Insurance segment in Stonewood Insurance's first year of insurance operations. The Workers’ Compensation Insurance segment had an expense ratio of 34.2% for 2005.

Interest expense totaled $2.7 million for 2005 compared to $793,000 for 2004. Interest expense relates to $15.0 million of senior notes and $22.7 million of junior subordinated notes that we issued in May and December 2004. Interest on these notes is paid at a floating rate based on three-month LIBOR (see Liquidity and Capital Resources — ‘‘Senior Notes and Junior Subordinated Notes’’). The increase in interest expense in 2005 is due to the notes being outstanding for a full year in 2005 and only being outstanding for a partial year in 2004 and due to higher three-month LIBOR rates in 2005 than in 2004.

The effective tax rate was 30.1% for 2005 and 15.7% for 2004. Income tax expense for 2005 differs from the amount computed by applying the Federal statutory income tax rate to income before taxes primarily due to interest on tax-advantaged state and municipal securities. Income tax expense for 2004 differs from the amounts computed by applying the Federal statutory income tax rate to income before taxes for 2004 due to our use of net operating loss carryforwards to offset taxable income in that period. Through June

30, 2004, we established a tax valuation allowance equal to total deferred tax assets net of existing deferred tax liabilities and current income tax expense. During the quarter ended September 30, 2004, we concluded that it was more likely than not that we would realize our entire deferred tax asset. We based this conclusion primarily on the fact that we had generated taxable income on an inception-to-date basis sufficient to exhaust all of our net operating loss carryforwards created in our start-up phase. Accordingly, we did not establish a valuation allowance against our deferred tax asset at September 30, 2004 or at any period subsequent to that date.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Direct written premiums and gross written premiums increased 288% from $36.8 million in 2003 to $142.5 million in 2004. Since James River Insurance wrote its first insurance policy effective July 1, 2003 and Stonewood Insurance wrote its first insurance policy effective January 1, 2004, our 2004 results reflect a full year of insurance operations for both of our insurance subsidiaries, while 2003 results reflect only six months of James River Insurance operations. Our 2003 results do not include any revenues from Stonewood Insurance but our expenses in 2003 do include start-up costs associated with Stonewood Insurance. Growth in our agency network and the addition of new underwriting divisions at James River Insurance also contributed to our growth in 2004.

Net written premiums were $120.2 million in 2004, a 338% increase compared to $27.4 million in 2003. Net written premiums grew from 2003 by a larger percentage than direct written premiums grew because we purchased less reinsurance in 2004 than in 2003. The written premium ceding ratio declined to 15.7% for 2004 from 25.4% for 2003. This was primarily the result of our decision to increase the amount of risk we retain before reinsurance on our primary casualty policies sold by James River Insurance from $405,000 to $1.0 million effective July 1, 2004. Also contributing to the decline in the written premium ceding ratio were lower overall reinsurance costs in 2004 compared to 2003 and the addition of Stonewood Insurance operations in 2004, since the written premium ceding ratio at Stonewood Insurance of 15.6% for 2004 is below the 25.4% ratio we experienced for our company as a whole in 2003. We also had an adjustment to reduce the estimated ceding rate on one of our retrospective experience rated reinsurance treaties in 2004.

Net earned premiums grew 1,389% from $5.1 million in 2003 to $75.8 million in 2004. Premiums are earned ratably over the terms of our insurance policies, generally 12 months. As a result, net earned premiums in our first six months of insurance operations in 2003 were very low relative to our net written premiums in that period, because premiums earned in 2003 were only a ratable portion of business written in the last six months of that year with no benefit from business written in prior periods.

Net investment income for 2004 was $3.6 million, up 791% from $407,000 in 2003, reflecting the significant growth in our cash and invested assets from $79.3 million at December 31, 2003 to $195.2 million at December 31, 2004. The growth in our cash and invested assets came from net premiums written and our offerings of debt and equity securities. The gross investment yield on average cash and invested assets for 2004 was 3.1%. The gross investment yield on our average fixed maturity security balance in 2004 was 3.5%. We significantly increased our holdings of tax-advantaged state and municipal fixed maturity securities in 2004. Our tax equivalent yield on our average fixed maturity security balance was 3.6% for 2004. The gross investment yield on average cash and invested assets for 2003 was 1.3%. The low investment yield in 2003 reflected the low interest rate environment in that period, particularly on short-term instruments. The majority of our assets were invested in cash equivalents and short-term investments during 2003. We hired investment managers to invest our available funds in high-quality fixed maturity securities in the fourth quarter of 2003, but because these fixed maturity securities were purchased late in the year, they had a minimal impact on our investment yield for the year.

The largest component of other income in 2004 and 2003 was the interest we earned on notes receivable from employees and directors. Interest on the notes was $117,000 in 2004 and $55,000 in 2003. The increase in 2004 was due to the fact that the notes were outstanding for the entire year in 2004 but for only a portion of 2003.

Realized investment losses were $71,000 in 2004. There were no realized gains or losses in 2003. There were no write-downs of securities for other-than-temporary impairments in 2004 or 2003.

Losses and LAE totaled $47.6 million for 2004 representing a 1,311% increase compared to losses and LAE of $3.4 million for 2003. The loss ratio improved to 62.8% in 2004 from 66.3% in 2003. The loss ratio for 2004 included the impact of $156,000 of favorable loss and LAE reserve development on the 2003 accident that our Excess and Surplus Insurance segment experienced in 2004. Our loss ratio in 2003 was negatively impacted by fixed costs related to claims administration expenses that were high relative to our low volume of claims activity during the first six months of our insurance operations.

Net losses paid during 2004 totaled $1.7 million, while net LAE paid totaled $2.0 million, for total net losses and LAE paid of $3.7 million. Net losses paid during 2003 totaled $9,000 and net LAE paid totaled $180,000, for total paid net losses and LAE of $189,000.

Other operating expenses for 2004 totaled $20.7 million, up 202% from other operating expenses incurred during 2003 of $6.8 million. Other operating expenses for 2004 consisted of commissions and other underwriting expenses (net of deferred policy acquisition costs) of $7.0 million, amortization of deferred policy acquisition costs of $12.9 million and other costs of $879,000. For 2004, $20.1 million of costs were deferred, $13.4 million of which related to commissions and $6.7 million of which related to other acquisition expenses. The expense ratio was 27.3% for 2004 compared to 134.5% for 2003. Our expense ratio for 2004 was negatively impacted by the 76.5% expense ratio for our Workers' Compensation Insurance segment in Stonewood Insurance's first year of insurance operations. Other operating expenses in 2003 included $3.7 million of expenses incurred by our insurance subsidiaries to build the infrastructure needed prior to commencing insurance operations.

Interest expense totaled $793,000 in 2004. Interest expense related to $15.0 million of senior notes and $22.7 million of junior subordinated notes that we issued during 2004. There was no interest expense in 2003.

During the quarter ended September 30, 2004, we concluded that it was more likely than not that we would realize our entire deferred tax asset. We based this conclusion primarily on our generation of taxable income on an inception-to-date basis sufficient to exhaust all of our net operating loss carryforwards created in our start-up phase. Accordingly, no valuation allowance was established against our deferred tax assets at December 31, 2004. Income tax expense of $1.6 million was recognized in 2004, representing the excess of the tax expense on our taxable income earned during the year over the reduction in our tax valuation allowance during the year. No income tax expense or benefit was recognized on our income statement in 2003 because our deferred tax assets were offset by a deferred tax valuation allowance.

RESULTS BY BUSINESS SEGMENT

We are organized into three reportable segments which are separately managed business units:

•	The Excess and Surplus Insurance segment offers commercial excess and surplus lines liability and property products through James River Insurance;

•	The Workers' Compensation Insurance segment offers workers' compensation insurance coverage through Stonewood Insurance; and

•	The Corporate and Other segment consists of certain management and treasury activities of our holding company and interest expense associated with our debt.

There is an intercompany reinsurance pooling agreement in place between James River Insurance and Stonewood Insurance. This intercompany reinsurance pooling agreement became effective on January 1, 2004. For 2004, the agreement called for a pooling of all business written by the companies on or after January 1, 2004 and an allocation of 70% of the pooled premiums, losses and LAE and operating expenses to James River Insurance and 30% to Stonewood Insurance. Development on the December 31, 2003 reserve for losses and LAE was also allocated 70% to James River Insurance and 30% to Stonewood Insurance. For 2005, James River Insurance has an 80% share and Stonewood Insurance has a 20% share of the intercompany pool. We report all segment information in this ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of the intercompany reinsurance pooling agreement because we evaluate the operating performance of our reportable segments on a pre-pooling basis.

Excess and Surplus Insurance

Results for the Excess and Surplus Insurance segment are as follows:

				% Change
	Year Ended December 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003
	($ in thousands)
Direct written premiums	$207,396	$133,354	$36,764	55.5%	263%
Gross written premiums	$207,396	$133,354	$36,764	55.5%	263%
Net written premiums	$111,074	$112,427	$27,425	(1.2%)	310%
Net earned premiums	$91,427	$70,530	$5,087	29.6%	1,286%
Losses and LAE	62,868	43,740	3,372	43.7%	1,197%
Underwriting expenses	18,360	15,810	3,328	16.1%	375%
Underwriting profit (loss) (1)	10,199	10,980	(1,613)	(7.1%)	—
Net investment income	7,877	2,873	346	174%	730%
Realized investment losses	(41)	(71)	—	(42.3%)	—
Other income	—	7	—	(100%)	—
Start-up expenses	—	—	2,529	—	(100%)
Income (loss) before taxes	$18,035	$13,789	$(3,796)	30.8%	—
Ratios:
Loss ratio	68.8%	62.0%	66.3%
Expense ratio	20.1%	22.4%	65.4%
Combined ratio	88.8%	84.4%	131.7%

(1)	See ‘‘— Reconciliation of Non-GAAP Measure’’.

Underwriting results by major line of business within the Excess and Surplus Insurance segment are as follows:

	Casualty Lines	Property Lines	Total
	($ in thousands)
Year Ended December 31, 2005
Net earned premiums	$89,572	$1,855	$91,427
Losses and LAE	$52,511	$10,357	$62,868
Loss ratio	58.6%	558%	68.8%
Year Ended December 31, 2004
Net earned premiums	$63,883	$6,647	$70,530
Losses and LAE	$39,686	$4,054	$43,740
Loss ratio	62.1%	61.0%	62.0%
Year Ended December 31, 2003
Net earned premiums	$4,855	$232	$5,087
Losses and LAE	$3,088	$284	$3,372
Loss ratio	63.6%	122%	66.3%

Gross written premiums and direct written premiums for 2005 increased 55.5% to $207.4 million from $133.4 million for 2004. James River Insurance wrote its first insurance policy effective July 1, 2003, and gross and direct written premiums for 2003 totaled $36.8 million. Gross and direct written premiums for 2004 included $20.8 million of renewal premiums, while gross and direct written premiums for 2005 included $75.5 million of renewal premiums. The increase in gross and direct written premiums in 2005 is also driven by an increase in the number of brokers submitting insurance business to James River Insurance from 143 during the three months ended December 31, 2004 to 199 during the three months ended December 31, 2005.

The written premium ceding ratio for the Excess and Surplus Insurance segment was 46.4% for 2005, 15.7% for 2004 and 25.4% for 2003. The increase in the written premium ceding ratio for 2005 was driven by the impact of a new quota share reinsurance contract effective January 1, 2005 (see — ‘‘Reinsurance’’). Ceded written premiums related to this quota share treaty for 2005 totaled $40.0 million. We also ceded an additional $6.1 million of reinstatement premiums to our reinsurers to reinstate reinsurance coverage for which we had used our reinsurance limits due to losses from Hurricane Katrina. The effects of this quota share contract and the reinstatement premiums from Hurricane Katrina on our written premium ceding ratio for 2005 were partially offset by the reduction in the written premium ceding ratio resulting from our decision to increase the amount of risk we retain before reinsurance on our primary casualty policies sold by James River Insurance from $405,000 to $1.0 million effective July 1, 2004. Effective July 1, 2005, we increased our retention on our property excess of loss treaty at James River Insurance to $1.0 million. On November 1, 2005, we entered into a quota share reinsurance treaty that reduced our retention on our excess property coverage to $750,000 per risk (15% of the first $5.0 million). In 2004, we adjusted the estimated reinsurance premium ceding rate on one of our retrospective experience rated reinsurance treaties based on the loss experience of the reinsured book of business. The impact of this adjustment was to increase net earned premiums for 2004 by $484,000 for the true-up of premiums earned in 2003 and to increase losses and LAE incurred by approximately $290,000. The written premium ceding ratio for 2003 of 25.4% exceeded the 2004 ratio primarily due to the lower risk that we retained on our primary casualty policies in 2003.

The loss ratio for the Excess and Surplus Insurance segment was 68.8%, 62.0% and 66.3% for 2005, 2004 and 2003, respectively. We incurred $7.9 million of losses and LAE, net of reinsurance, from Hurricane Katrina in 2005. Hurricane Katrina also impacted our loss ratios as a result of the $6.1 million of ceded reinstatement premiums, which had the effect of reducing our net earned premiums. The loss ratio for 2005 was impacted by $5.4 million of favorable loss and LAE reserve development on the 2003 and 2004 accident years. This favorable development included $2.5 million and $593,000, respectively, of favorable development in the James River Insurance casualty lines related to the 2004 and 2003 accident years. Favorable development for 2005 also included $2.4 million for the James River Insurance property lines related to the 2004 accident year.

The expense ratio for the Excess and Surplus Insurance segment improved to 20.1% for 2005 from 22.4% for 2004. Our expense ratio for 2005 and 2004 reflected strong expense management of commission expenses and other operating expenses and our use of technology to process and administer our insurance business in a cost efficient manner. The expense ratio for 2005 also benefited from the ceding commission that James River Insurance received on the quota share reinsurance contract, which totaled $9.7 million. The quota share treaty also impacted the expense ratio by reducing net earned premiums by $40.0 million for 2005. The expense ratio for 2005 was negatively impacted by Hurricane Katrina which reduced net earned premiums for 2005 by $12.9 million and other operating expenses by $1.8 million. The 65.4% expense ratio for 2003 reflected a high level of expenses in James River Insurance's first year of operations compared to a relatively small amount of earned premiums for the year.

Workers' Compensation Insurance

Results for the Workers' Compensation Insurance segment are as follows:

	Year Ended December 31
	2005	2004	% Change
	($ in thousands)
Direct written premiums	$29,221	$9,185	218%
Gross written premiums	$33,621	$9,185	266%
Net written premiums	$29,516	$7,751	281%
Net earned premiums	$26,073	$5,233	398%
Losses and LAE	16,346	3,848	325%
Underwriting expenses	8,907	4,001	123%
Underwriting profit (loss) (1)	820	(2,616)	—
Net investment income	1,532	620	147%
Realized investment losses	(92)	—	—
Other income	33	11	200%
Income (loss) before taxes	$2,293	$(1,985)	—
Ratios:
Loss ratio	62.7%	73.5%
Expense ratio	34.2%	76.5%
Combined ratio	96.9%	150.0%

(1)	See ‘‘— Reconciliation of Non-GAAP Measure’’.

Our Workers’ Compensation Insurance segment began writing business in January 2004, and results of this segment for 2003 consisted only of $5,000 of investment income, $1.2 million of expenses, and a $1.2 million loss before taxes.

Gross written premiums for 2005 increased to $33.6 million from $9.2 million for 2004. Gross written premiums for Stonewood Insurance in 2005 included $4.4 million of assumed premiums from our participation in the involuntary workers’ compensation pool for North Carolina. Since Stonewood Insurance wrote its first insurance policy effective January 1, 2004, results for 2004 did not include any renewal premiums, while direct written premiums for 2005 included $7.6 million of renewal premiums. At December 31, 2005, there were 137 agents in the Workers' Compensation Insurance segment network compared to 110 at December 31, 2004. Stonewood Insurance did not receive its ‘‘A−’’ (Excellent) rating from A.M. Best until April 2004, and the lack of a rating limited direct written premium production in the first quarter of that year.

Stonewood Insurance’s participation in the involuntary workers’ compensation pool for North Carolina reduced income before taxes by $1.1 million for 2005. Although premium rates on our workers’ compensation policies are fixed, the final premium on a policy will vary based on the difference between the estimated payroll of the customer at the time the policy is written and the final audited payroll of the customer during the policy period. A change in estimate during the second quarter of 2005 related to the premium earned in the Workers’ Compensation Insurance segment as a result of the payroll audit process resulted in an increase in income before taxes of $419,000.

The written premium ceding ratio for 2005 was 14.0% for the Workers' Compensation Insurance segment compared to 15.6% for 2004. We retain $500,000 of risk per occurrence on workers' compensation insurance policies, with the risk in excess of $500,000 up to $20.0 million being ceded to reinsurers. We retain risk of loss for claims above the $20.0 million limit ceded to reinsurers or above $10.0 million for any one life.

The loss ratio for the Workers' Compensation Insurance segment was 62.7% and 73.5%, for 2005 and 2004, respectively. The loss ratio for the Workers’ Compensation Insurance segment for 2005 was negatively impacted by the 95.2% loss ratio for the year on Stonewood Insurance’s share of the North Carolina involuntary workers’ compensation pool’s results. The loss ratio for the Workers' Compensation Insurance segment for 2005 benefited from $171,000 of favorable reserve development related to direct workers’ compensation business written by Stonewood Insurance related to the 2004 accident year. The loss ratio for 2004 was negatively impacted by claims administration expenses that were high relative to the low volume of claims activity during our first year of workers' compensation insurance operations. For 2004, adjusting and other expenses were 8.6% of net earned premiums for the Workers' Compensation Insurance segment.

The expense ratio for the Workers’ Compensation Insurance segment improved to 34.2% for 2005 from 76.5% for 2004. Underwriting expenses for 2005 included $720,000 of guaranty fund assessment expenses. The expense ratio for the Workers' Compensation Insurance segment in 2004 was negatively impacted by the costs required to establish the infrastructure to handle a high volume of insurance activity.

Corporate and Other

Results for the Corporate and Other segment are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net investment income	$803	$133	$56
Realized investment losses	(119)	—	—
Other income	100	126	57
Other operating expenses, including compensation expense on common stock warrant issuance in 2003	(1,179)	(879)	(336)
Interest expense	(2,667)	(793)	—
Loss before taxes	$(3,062)	$(1,413)	$(223)

Net investment income for the Corporate and Other segment increased from $133,000 for 2004 to $803,000 for 2005. The increase in net investment income from 2004 to 2005 and from 2003 to 2004 reflects the use of a portion of the proceeds from our offerings of senior notes and junior subordinated notes in 2004 to create a bond portfolio at the holding company. We also retained a portion of the proceeds from our initial public offering in cash and invested assets at the holding company. At December 31, 2005, the fair value of cash and invested assets at our holding company totaled $32.3 million. These funds are invested at the holding company until the insurance subsidiaries require additional capital contributions or until they are needed for other corporate purposes, including potential acquisitions. Net investment income for 2003 of $56,000 reflects the low interest rate environment in that period and the fact that all of the holding company’s funds in 2003 were invested in low yielding cash equivalents.

Other income for the Corporate and Other segment includes interest on notes receivable from employees and directors of $52,000 for 2005, $117,000 for 2004 and $55,000 for 2003. The decline in interest on notes receivable is consistent with a decline in the amount of outstanding notes receivable from $2.6 million at December 31, 2004 to $535,000 at December 31, 2005. Interest on the notes receivable in 2003 reflects the fact that the notes receivable were only outstanding for a portion of 2003.

Other operating expenses of the Corporate and Other segment were $1.2 million for 2005, $879,000 for 2004 and $336,000 for 2003. Other expenses for the Corporate and Other segment include personnel costs associated with the holding company employees, directors' fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries and the amount of the reimbursement is included primarily as underwriting expenses in the results of our Excess and Surplus Insurance and Workers' Compensation Insurance segments. The amounts of other expenses of the Corporate and Other segment presented above represent the expenses of the holding company that were not reimbursed by our subsidiaries.

Interest expense totaled $2.7 million and $793,000 for 2005 and 2004, respectively. Interest expense related to $15.0 million of senior notes and $22.7 million of junior subordinated notes that we issued in May and December 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

We are organized as a holding company with all of our operations being conducted by our wholly-owned insurance company subsidiaries. Our holding company receives cash through loans from banks, issuance of equity and debt securities (including our initial public offering in August 2005), corporate service fees or dividends received from our insurance subsidiaries, payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions. We receive corporate service fees from our subsidiaries to reimburse us for most of the other operating expenses that we incur. Reimbursement of expenses through the corporate service fees is based on the budgeted costs that we expect to incur with no mark up above our expected costs. We file a consolidated federal income tax return with our subsidiaries, and under our corporate tax allocation agreement, each participant gets a tax charge or tax refund for the amount that the participant would have paid or received if it had filed on a separate return basis with the Internal Revenue Service. We may use the proceeds from these sources to contribute to the capital of our insurance subsidiaries in order to support premium growth, to repurchase our common stock, to retire our outstanding indebtedness, to pay interest, dividends and taxes and for other business purposes.

The payment of dividends by our insurance subsidiaries to us is limited by statute. In general, these restrictions require that dividends be paid out of earned surplus and limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, this limitation is the greater of the statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the lesser of the statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula. The maximum amount of dividends available to us from our insurance subsidiaries during 2006 without regulatory approval is $14.5 million.

At December 31, 2005, cash and invested assets at our holding company totaled $32.3 million. To the extent that our insurance subsidiaries require capital in 2006 above the amount available at the holding company, we would anticipate issuing trust preferred securities or other debt at our holding company during 2006.

Cash Flows

Our sources of operating funds consist primarily of written premiums, investment income and proceeds from offerings of our debt and equity securities. We use operating cash flows primarily to pay operating expenses and losses and LAE.

A summary of our cash flows is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$106,784	$80,455	$10,974
Investing activities	(172,581)	(116,318)	(67,758)
Financing activities	86,616	37,301	68,773
Change in cash and cash equivalents	$20,819	$1,438	$11,989

Net cash provided by operating activities was $106.8 million for 2005 compared to $80.5 million for 2004. Net cash provided by operating activities in both years is primarily attributable to cash received on written premiums exceeding cash disbursed for operating expenses and losses and LAE. The increase in net cash provided by operating activities reflects the growth in our premium cash receipts in 2005 compared to 2004 which exceeded the growth in cash disbursed for operating expenses and losses and LAE. Net cash provided by operating activities in 2003 totaled $11.0 million, reflecting the start-up nature of our operations in that period and the absence of insurance operations in the first six months of 2003.

Net cash provided by financing activities for 2005 includes the net proceeds of $84.6 million from our initial public offering (see — "Initial Public Offering’’) and repayment of $2.0 million of notes receivable from our executive officers and directors in April 2005 (see — ‘‘Notes Receivable from Employees and Directors’’).

During 2004, net cash provided by financing activities was $37.3 million and included $1.3 million of net proceeds from the issuance of 13,500 shares of Series B Convertible Preferred Stock in May 2004, $14.5 million of net proceeds from the issuance of unsecured, floating rate senior debentures, which we refer to as senior notes, and $21.4 million net proceeds from the issuance of junior subordinated debentures, which we refer to as junior subordinated notes (see — ‘‘Senior Notes and Junior Subordinated Notes’’). We used the proceeds from the senior notes and the junior subordinated notes to provide additional capital to our insurance subsidiaries and working capital for us.

During 2003, we issued 85,000 shares of Series A Convertible Preferred Stock with proceeds, net of issuance costs, totaling $8.4 million. Of the net proceeds from the sale of the Series A Convertible Preferred Stock shares, $6.9 million was received in 2002. We also issued 700,000 Series B Convertible Preferred Stock shares during 2003, with proceeds, net of issuance costs and notes receivable from employees and directors, of $67.2 million. As a result of these transactions, net cash provided by financing activities for 2003 totaled $68.8 million.

Initial Public Offering

On May 3, 2005, we filed a registration statement on Form S-1 with the Securities Exchange Commission for an initial public offering of our Common Stock. Our registration statement was declared effective on August 8, 2005. On August 9, 2005, we effected a 10 for 1 split of our Common Stock to stockholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A convertible preferred stock and Series B Convertible Preferred Stock, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of Common Stock. In addition, we amended and restated our certificate of incorporation to increase the number of authorized shares of Common Stock to 100,000,000 and decrease the number of authorized shares of preferred stock to 5,000,000. Gross proceeds from the sale of 4,444,000 shares of Common Stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Costs associated with the initial public offering included $5.6 million of underwriting costs and $995,000 of other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of Common Stock were issued and sold at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $12.0 million and underwriting costs were $840,000.

We used a portion of the net proceeds from the initial public offering and the over-allotment exercise to contribute $52.0 million to James River Insurance and $8.5 million to Stonewood Insurance in the third quarter of 2005. The remaining net proceeds were retained at the holding company to provide working capital for us.

On August 8, 2005, we issued 416,895 options for the purchase of our common stock at the initial public offering price of $18.00 per share to certain employees. On September 13, 2005, we issued 35,084 options for the purchase of our Common Stock to our Chief Executive Officer with an exercise price of $21.00 per share, the fair value of the shares at the date of grant.

Senior Notes and Junior Subordinated Notes

In May 2004, we issued $15.0 million of senior notes due April 29, 2034, with net proceeds to us of $14.5 million. The senior notes are not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior notes are redeemable prior to their stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the indenture for the senior notes contain certain covenants which, among other things, restrict our assuming senior indebtedness secured by our Common Stock or our subsidiaries’ capital stock or selling or issuing shares of our subsidiaries’ capital stock. We are in compliance with all covenants in the indenture at December 31, 2005.

In May and December of 2004, we sold trust preferred securities through two Delaware statutory business trusts sponsored and wholly-owned by us. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated notes. The following table summarizes the nature and terms of the junior subordinated notes and trust preferred securities outstanding at December 31, 2005:

	James River Capital Trust I	James River Capital Trust II
	($ in thousands)
Issue date	May 26, 2004	December 15, 2004
Principal amount of trust preferred securities	$7,000	$15,000
Principal amount of junior subordinated notes	$7,217	$15,464
Maturity date of junior subordinated notes, unless accelerated earlier	May 24, 2034	December 15, 2034
Trust common stock	$217	$464
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%
Redeemable at 100% of principal amount at our option on or after	May 24, 2009	December 15, 2009

We have provided a full, irrevocable and unconditional guarantee of payment of the obligations of each of the trusts under the trust preferred securities. The indentures for the junior subordinated notes contain certain organizational covenants with which we are in compliance as of December 31, 2005.

At December 31, 2005 and 2004, the ratio of total debt outstanding to total capitalization (defined as total debt outstanding plus total stockholders' equity) was 17.6% and 31.8%, respectively. We use capital to support our premium growth and having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using entirely equity capital to support our premium growth. Our target debt to total capitalization ratio is 35.0% or less.

Notes Receivable from Employees and Directors

At December 31, 2004, we had notes receivable from employees and directors totaling $2.6 million, which were issued in connection with the sale of our Series B Convertible Preferred Stock. These notes receivable are due in 2013 and are classified as a reduction in stockholders' equity on our consolidated balance sheet. In April 2005, the notes receivable from our executive officers and directors totaling $2.0 million were repaid by the borrowers. An additional $10,000 was repaid in August 2005 leaving $535,000 of notes receivable from our employees who are not executive officers outstanding at December 31, 2005.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commitments by due date as of December 31, 2005:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	(in thousands)
Reserve for losses and LAE	$226,493	$87,693	$70,013	$26,892	$41,895
Long term debt:
Senior notes	15,000	—	—	—	15,000
Junior subordinated notes	22,681	—	—	—	22,681
Operating lease obligations	2,018	690	1,222	106	—
Other liabilities	750	150	300	300	—
Total	$266,942	$88,533	$71,535	$27,298	$79,576

The reserve for losses and LAE payments due by period in the table above are based upon the reserve for losses and LAE as of December 31, 2005 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of the reserve for losses and LAE payments due by period is subject to the same uncertainties associated with determining the level of the reserve for losses and LAE and to the additional uncertainties arising from the difficulty of predicting when claims, including claims that have not yet been reported to us, will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of the reserve for losses and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. At our option, we may redeem our senior notes and our junior subordinated notes in 2009 at 100% of the principal amount. However, the senior notes and junior subordinated notes do not mature until 2034.

Return on Equity

One of the key financial measures that we use to evaluate our operating performance is return on equity. We calculate return on equity by dividing net income by average stockholders' equity for the period. Our overall financial goal is to produce a return on equity of at least 15.0% over the long-term. Our return on equity was 9.4% for 2005 and 11.6% for 2004.

Cash and Invested Assets

At December 31, 2005, our cash and invested assets consist of fixed maturity securities and cash and cash equivalents. At December 31, 2005 and December 31, 2004, our investments in fixed maturity securities had carrying values (which were the same as their fair values) of $339.5 million and $172.7 million, respectively. Our fixed maturity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). The average duration of our fixed maturity security portfolio at December 31, 2005 is approximately 4.2 years. Cash and invested assets per outstanding common share was $25.25 at December 31, 2005.

The amortized cost and fair value of our investments in fixed maturity securities were as follows:

	December 31, 2005			December 31, 2004
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Corporate	$97,807	$95,899	28.3%	$56,055	$56,042	32.4%
U.S. treasury securities and obligations of U.S. government agencies	46,868	45,929	13.5%	38,177	37,958	22.0%
State and municipal	99,047	98,161	28.9%	33,068	33,064	19.1%
Mortgage-backed	65,319	64,424	19.0%	30,796	30,896	17.9%
Asset-backed	35,595	35,099	10.3%	14,793	14,771	8.6%
Total	$344,636	$339,512	100.0%	$172,889	$172,731	100.0%

The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:

	December 31, 2005
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$7,538	$7,465	2.2%
After one year through five years	88,620	86,771	25.6%
After five years through ten years	76,383	75,004	22.1%
After ten years	71,181	70,749	20.8%
Mortgage-backed	65,319	64,424	19.0%
Asset-backed	35,595	35,099	10.3%
Total	$344,636	$339,512	100.0%

The following table shows the gross unrealized losses and fair values of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities:
Corporate	$59,385	$(1,001)	$28,416	$(922)	$87,801	$(1,923)
U.S. treasury securities and obligations of U.S. government agencies	21,638	(322)	19,006	(683)	40,644	(1,005)
State and municipal	76,896	(863)	4,696	(134)	81,592	(997)
Mortgage-backed	59,142	(778)	3,984	(117)	63,126	(895)
Asset-backed	26,352	(425)	4,787	(75)	31,139	(500)
Total	$243,413	$(3,389)	$60,889	$(1,931)	$304,302	$(5,320)

The majority of the unrealized losses on fixed maturity securities are interest rate related. All but two of the fixed maturity securities with unrealized losses at December 31, 2005 had fair values that were greater than 93% of amortized cost and were rated investment grade by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At December 31, 2005, 97.7% of our fixed maturity security portfolio was rated ‘‘A−’’ or better by Standard & Poor's or received an equivalent rating from another nationally recognized rating agency. In the fourth quarter of 2005, we concluded that one of the two securities in our portfolio that was not rated investment grade by Standard & Poor’s, a fixed maturity security issued by the finance company of a United States automobile manufacturer, had experienced an impairment that was other-than-temporary, and accordingly, we took an impairment write-down of $92,000 on that security. Our conclusion was due primarily to the difficult operational and industry issues facing the issuer, the fact that the security was downgraded from investment grade to below investment grade by two nationally recognized rating agencies during the fourth quarter of 2005 and because there did not appear to be any imminent events or transactions that would cause the value of the security to increase significantly in the foreseeable future. The other security in our portfolio that is rated below investment grade had an unrealized loss of $72,000 at December 31, 2005, and we have concluded that the security has not experienced an other-than-temporary impairment at December 31, 2005. We have also concluded that none of the other available-for-sale securities with unrealized losses at December 31, 2005 has experienced an other-than-temporary impairment. In determining that securities with unrealized losses at December 31, 2005 had not experienced an other-than-temporary impairment, we considered our intent and ability to hold the securities for a sufficient amount of time to allow for a recovery in value.

Our cash and cash equivalents were $41.0 million at December 31, 2005. The percentage of our cash and invested assets in cash and cash equivalents was 10.8% at December 31, 2005 compared to 10.4% at December 31, 2004. We had a larger percentage of our cash and invested assets in cash and cash equivalents at December 31, 2005 to fund expected property insurance claim payments on Hurricane Katrina.

Deferred Policy Acquisition Costs

A portion of the costs of acquiring insurance business, principally commissions and certain policy underwriting and issuance costs which vary with and are primarily related to the production of insurance business, are deferred. Deferred policy acquisition costs totaled $13.9 million, or 15.5% of unearned premiums (net of reinsurance), at December 31, 2005. Deferred policy acquisition costs totaled $11.3 million, or 17.1% of unearned premiums (net of reinsurance), at December 31, 2004.

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

Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premium. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.

Through June 30, 2004, we retained approximately $500,000 per risk for all coverages under our excess of loss reinsurance contracts except for primary casualty coverages, for which we retained $405,000 per risk. Effective July 1, 2004, we increased the retention on our primary casualty excess of loss reinsurance treaty at James River Insurance to $1.0 million. Effective July 1, 2005, we increased the retention on our property excess of loss reinsurance treaty at James River Insurance to $1.0 million. On November 1, 2005, we entered into a quota share reinsurance treaty that reduced our retention on our excess property coverage to $750,000 per risk (15% of the first $5.0 million). Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2005, there was no allowance for uncollectible reinsurance recoverables. James River Insurance and Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of ‘‘A’’ (Excellent) or better for liability coverages and ‘‘A−’’ (Excellent) or better for property coverages.

At December 31, 2005, we had reinsurance recoverables on unpaid losses of $110.5 million and reinsurance recoverables on paid losses of $11.5 million. Included in reinsurance recoverables on unpaid losses at December 31, 2005 are $44.1 million of recoverables related to Hurricane Katrina losses and $12.2 million of recoverables related to Hurricane Wilma. All but $2.1 million of our total recoverables on paid and unpaid losses at December 31, 2005 are from reinsurers rated ‘‘A’’ or better by A.M. Best, or are collateralized with letters of credit or by a trust agreement with American Empire, and $459,000 of this unsecured December 31, 2005 balance was collected in January 2006.

We monitor our aggregate property exposures by geographic area and use computer models to analyze the risk of severe losses from hurricanes and earthquakes. We measure exposure to these catastrophe losses in terms of probable maximum loss (PML), which is an estimate of the highest amount we would expect to pay in any one catastrophe event over a specified period of time. We manage this potential loss by purchasing catastrophe reinsurance coverage. Effective June 1, 2004, we purchased catastrophe reinsurance coverage of $5.0 million per event in excess of our $2.0 million per event retention. Effective June 1, 2005, we increased our catastrophe reinsurance coverage to $36.0 million per event in excess of our $2.0 million per event retention. Our catastrophe reinsurance coverage in place effective June 1, 2005 had one reinstatement in the event we exhausted the $36.0 million of coverage. We ceded $2.7 million of reinstatement premium to our catastrophe reinsurers in 2005. Additionally, we are ceding some losses from Hurricane Wilma to our catastrophe reinsurance coverage. Effective November 1, 2005, we purchased additional catastrophe reinsurance coverage which provides an additional $6.5 million of coverage through May 31, 2006.

At the time of our acquisition of Fidelity Excess and Surplus Insurance Company (Fidelity) in June 2003, Fidelity had a reinsurance agreement with its parent, American Empire Surplus Lines Insurance Company (American Empire). Under this reinsurance agreement, Fidelity ceded all of its liabilities on all insurance business it wrote or assumed through June 30, 2003 to American Empire. American Empire and Fidelity also entered into a trust agreement under which American Empire established a trust account with Fidelity as the beneficiary. Under the trust agreement, American Empire must maintain assets with a current fair value greater than or equal to the ultimate net aggregate losses recoverable under the reinsurance agreement. Cessions under the reinsurance agreement are net of third party reinsurance. At December 31, 2005, reinsurance recoverables from American Empire were $2.8 million. These recoverables are secured by trust assets of $4.1 million. Reinsurance recoverables from third party reinsurers associated with the business that Fidelity wrote before we acquired it were $4.1 million at December 31, 2005. In the event that the third party reinsurers default on their obligations, the recoverables would become subject to our reinsurance agreement with American Empire and, accordingly, American Empire will indemnify us for any such uncollectible third party reinsurance recoverables. The trust assets are limited to cash and investments permitted by Ohio insurance laws. None of the trust assets can be in capital stock or in fixed income securities that are below investment grade. As additional security, Great American Insurance Company (Great American), an affiliate of American Empire, has irrevocably and unconditionally guaranteed the performance by American Empire of all of its obligations under the reinsurance agreement and trust agreement. Great American and American Empire have financial strength ratings of ‘‘A’’ (Excellent) from A.M. Best. We remain liable for the liabilities ceded under the reinsurance agreement in the event that the trust assets are insufficient to cover the ultimate net aggregate losses recoverable under the reinsurance agreement and American Empire and Great American default on their respective obligations.

We entered into a quota share reinsurance contract effective January 1, 2005 that transferred a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of the direct written premiums on that business. By transferring risk to the reinsurers, we also reduced the amount of capital required to support the insurance operations of James River Insurance. Under terms of the agreement, James River Insurance cedes a portion of its other liability occurrence and primary property business which includes business written by the General Casualty, Manufacturers and Contractors and Primary Property divisions.

James River Insurance receives a ceding commission equal to 25% of ceded earned premium and pays a reinsurer margin equal to 4.5% of ceded earned premium under its quota share reinsurance contract. The reinsurers do not receive a margin when they are in a loss position on the contract. The ceding commission cannot be reduced, but under certain circumstances, based on underwriting results, James River Insurance is entitled to an additional profit contingent commission up to an amount equal to all of the reinsurers’ profits above the margin. We did not earn an additional profit contingent commission in 2005 based on the underwriting results of the business ceded under the treaty. James River Insurance maintains a funds-held account which is credited interest at a fixed rate of 3.75% annually. The funds-held account balance is recorded as a liability on our consolidated balance sheet, and at December 31, 2005, the balance of the account was $22.0 million. The funds-held account balance represents the excess of ceded earned premium and interest credited over ceded paid losses and LAE, the Company’s ceding commission and the reinsurers’ margin. Assets supporting the funds-held liability are not segregated or restricted. The contract has a loss ratio cap of 115%, which means that we cannot cede any losses in excess of a 115% loss ratio to the reinsurer. For 2005, ceded earned premiums related to this quota share treaty were $40.0 million, ceded loss and LAE were $36.5 million, reinsurance ceding commissions were $9.7 million and the reinsurers’ margin was $0.

Ratings

James River Insurance and Stonewood Insurance each have a financial strength rating of ‘‘A−’’ (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from ‘‘A++’’ (Superior) to ‘‘F’’ (In Liquidation). ‘‘A−’’ (Excellent) is the fourth highest rating issued by A.M. Best. The ‘‘A−’’ (Excellent) rating is assigned to insurers that have, in A.M. Best's opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligation to policyholders and is not an evaluation directed at investors.

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The ‘‘A−’’ (Excellent) ratings obtained by James River Insurance and Stonewood Insurance are consistent with the companies' business plans and allow the companies to actively pursue relationships with the agents and brokers identified in their marketing plans.

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

The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to consolidated income (loss) before taxes:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Underwriting profit (loss) of insurance segments:
Excess and Surplus Insurance	$10,199	$10,980	$(1,613)
Workers’ Compensation Insurance	820	(2,616)	—
Total underwriting profit (loss) of insurance segments	11,019	8,364	(1,613)
Net investment income	10,212	3,626	407
Realized investment losses	(252)	(71)	—
Other income	133	144	56
Other operating expenses of the Corporate and Other segment	(1,179)	(879)	189
Operating expenses of insurance subsidiaries prior to commencing insurance operations	—	—	(3,703)
Interest expense	(2,667)	(793)	—
Compensation expense on common stock warrant issuance	—	—	(524)
Consolidated income (loss) before taxes	$17,266	$10,391	$(5,188)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the accounting policies and estimates below as critical to the understanding of our results of operations and financial position. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and that require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. Actual results may differ from these estimates. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our significant accounting policies, see Note 1 to the 2005 audited consolidated financial statements included in this report.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and LAE represents our estimated ultimate cost of all reported and unreported losses and LAE incurred and unpaid at the balance sheet date. We do not discount the reserve for losses and LAE. We estimate the reserve for losses and LAE using individual case-basis valuations of reported claims. We also use statistical analyses to estimate the cost of losses and LAE that have been incurred but not reported to us. Those estimates are based on historical information and on estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. As a relatively new company, our historical loss experience is limited.

We utilize two primary actuarial methods to arrive at our loss reserve estimates for each line of business. One of the primary methods, the incurred Bornhuetter-Ferguson method, utilizes our initial expected loss ratio (the ratio of losses and LAE incurred to net earned premiums), expected reporting patterns for losses based on industry data and our actual reported losses and LAE to estimate the reserve. The other primary method, the loss ratio method, estimates the reserve by applying an expected loss ratio to net earned premiums by line of business. For both methods, the expected loss ratio is established using judgment, and is based primarily on industry data and the experience of our management team in writing similar insurance coverages. The expected loss ratio used in the loss ratio method is judgmentally adjusted up or down when the level of reported losses for a specific accident year for a line of business leads us to conclude that the ultimate loss ratio will differ from our expected loss ratio. The initial expected loss ratio used in the incurred Bornhuetter-Ferguson method is typically not adjusted after it is initially set, because the mechanics of that method already incorporate departures from expected reported losses into the reserve calculations. We did not change our actuarial methods during 2005, although we did exercise judgment in estimating reserves for Hurricanes Katrina and Wilma. We have generally selected the actuarial method that yields the highest reserve for each line of business as our best estimate. At December 31, 2005, our aggregate reserve is the sum of the results from the selected estimates for each line of business plus the reserve for losses and LAE associated with Hurricanes Katrina and Wilma that is estimated as described below. This aggregate reserve reflects our best estimate. Since we have selected the higher of the two actuarial methods at each financial statement date, the aggregate reserve includes components calculated using the incurred Bornhuetter-Ferguson method and components calculated using the loss ratio method. This combination of methods varies by line of business and period. The primary factor contributing to the difference between the methods is that the incurred Bornhuetter-Ferguson method incorporates assumptions regarding industry reporting patterns for losses and our reported losses and LAE which are not reflected in the loss ratio method. This means that the incurred Bornhuetter-Ferguson method is more sensitive to our level of reported losses than the loss ratio method.

Events of the magnitude of Hurricanes Katrina and Wilma, each of which occurred in 2005, involve complex coverage issues, and we are aware that resources may be somewhat scarce in the affected areas. Accordingly, we have established reserves in each case that we believe reflect the complexity of the claims and the potential price increases associated with demand for labor and materials in the storm affected areas. In estimating the reserves for losses and LAE relating to Hurricanes Katrina and Wilma, we used case reserve estimates based on information obtained from site inspections by our adjusters and the terms of the coverage provided in the policies. We estimated reserves for incurred but not reported claims using judgment based on an assessment of our property insurance exposures in the path of the storms. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

The estimated net reserve at December 31, 2005 using the incurred Bornhuetter-Ferguson method was $99.7 million, and the estimated net reserve at December 31, 2005 using the loss ratio method was $104.4 million. Each of these reserve estimates are individual point estimates and do not constitute an actuarial range. In most instances we have recorded the reserve estimate derived using the loss ratio method as our best reserve estimate because the expected loss ratio used in this method is derived from our management's experience in the lines of business that we write and our current underwriting criteria. We record the reserve estimate derived from the incurred Bornhuetter-Ferguson method as our best estimate when the level of actual reported losses provides sufficient evidence that the ultimate loss ratio will exceed our expected loss ratio. When the level of actual reported losses provides sufficient evidence that the ultimate loss ratio will be less than our expected loss ratio, we generally reduce the expected loss ratio used in the loss ratio method.

We believe that generally selecting the higher of our two primary actuarial methods by line of business as the basis for our best reserve estimates at this early stage in our history is appropriate. Given that our insurance companies have limited historical experience, that our two primary actuarial methods utilize industry data, that losses on our casualty business often take a number of years to develop and that we write difficult classes of business which typically do not meet the risk criteria of standard carriers, we believe that we do not have sufficient evidence at this time to conclude that our ultimate loss ratios will be significantly better than our expected loss ratios, and generally selecting the higher of the two primary actuarial methods as the basis for our best reserve estimates is consistent with that belief. In the future as more information becomes available to us and we develop more experience in our casualty business, we may adjust or change our actuarial methods. Such future methods may not necessarily result in selecting the highest estimate of our actuarial methods.

Reserve estimates derived using the incurred Bornhuetter-Ferguson method are driven by our assumptions related to the expected loss ratio and the expected reporting pattern for losses, while reserve estimates derived using the loss ratio method are driven by our assumptions related to the expected loss ratio and are not sensitive to reporting patterns. Reporting pattern means the estimated percentage of the ultimate losses for a particular line of business that have been reported at the valuation date. The table below quantifies the impact that reasonably likely changes in two variables, the expected loss ratio and the expected reporting pattern for losses, would have on the recorded reserve for losses and LAE at December 31, 2005. The reporting pattern scenarios below only apply to the incurred Bornhuetter-Ferguson analysis. In the table below, the expected loss ratio and the expected reporting pattern refer to assumptions related to those two variables that we made in calculating the net reserves that we recorded at December 31, 2005.

Loss Ratio	Reporting Pattern	Impact on Net Recorded Reserves	Change from Recorded Net Reserves
		($ in thousands)
Increase expected loss ratio by 5%	Slower reporting	$10,666	9.2%
Increase expected loss ratio by 5%	Expected reporting pattern	10,444	9.0%
Increase expected loss ratio by 5%	Faster reporting	10,201	8.8%
Expected loss ratio	Slower reporting	666	0.6%
Expected loss ratio	Expected reporting pattern	0	0.0%
Expected loss ratio	Faster reporting	(334)	(0.3%)
Reduce expected loss ratio by 5%	Slower reporting	(8,681)	(7.5%)
Reduce expected loss ratio by 5%	Expected reporting pattern	(9,432)	(8.1%)
Reduce expected loss ratio by 5%	Faster reporting	(10,456)	(9.0%)

The sensitivity analysis above was based on the weighted-average assumptions presented in the table below. For the expected loss ratio assumptions, the expected loss ratio represents a weighted-average of the expected loss ratios used for each of our lines of business, with the expected loss ratio for each line weighted based on net earned premiums. For the expected reporting pattern assumptions, the expected reporting pattern represents a weighted-average of the percentage of ultimate losses assumed to be reported to us at December 31, 2005 for each of our lines of business weighted based on net earned premiums.

Loss Ratio Method		Incurred Bornhuetter-Ferguson Method
Scenario	Weighted- Average Assumption	Scenario	Weighted-Average Assumption
Expected loss ratio	53.9%	Expected reporting pattern	51.0% of losses reported
Increase expected loss ratio by 5%	58.9%	Slower reporting	48.1% of losses reported
Reduce expected loss ratio by 5%	48.9%	Faster reporting	54.2% of losses reported
		Expected loss ratio	60.6%
		Increase expected loss ratio by 5%	65.6%
		Reduce expected loss ratio by 5%	55.6%

We believe that loss ratios 5% above or below our expected loss ratio constitute a reasonable range of expectations for each major line of business. In addition, we believe that the adjustments that we made to speed up or slow down the reporting patterns in the sensitivity analysis above are reasonably likely outcomes. Under the incurred Bornhuetter-Ferguson method, slowing the reporting pattern results in an increase in the estimate of reserves, because reported losses are seen as a smaller percentage of the ultimate reported losses, resulting in an increase in estimated unreported losses. Similarly, using a faster reporting pattern results in a decrease in the estimate of reserves. In determining the amounts by which to slow or accelerate the reporting patterns for the sensitivity analysis presented above, we applied judgment to reflect the fact that the variability of reasonably likely reporting pattern outcomes varies by major line of business. There is little variability around our expected reporting patterns for our excess and surplus insurance property lines, because property claims are typically reported relatively quickly. Conversely, there is considerably more variability around our expected reporting patterns for our Excess and Surplus Insurance casualty lines, because losses on casualty business often take a number of years to develop. Reporting patterns for Workers' Compensation Insurance are generally slower than reporting patterns for our Excess and Surplus Insurance property lines and generally faster than reporting patterns for our Excess and Surplus Insurance casualty lines. Accordingly, the variability around our expected reporting patterns for Workers' Compensation Insurance is greater than it is for our excess and surplus insurance property lines and less than it is for our Excess and Surplus Insurance casualty lines. The impact of recording the net reserve for losses at the highest value from the sensitivity analysis would be to reduce net income by $6.9 million and to reduce stockholders' equity at December 31, 2005 by 3.9%. The impact of recording the net reserve for losses at the lowest value from the sensitivity analysis above would be to increase net income by $6.8 million and increase stockholders' equity at December 31, 2005 by 3.9%. Such changes in the net reserve for losses and LAE would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the incremental or reduced amount of losses are paid.

Our reserves are driven by a number of important assumptions including litigation and regulatory trends, legislative activity, social and economic patterns and claims inflation assumptions. Our reserve estimates reflect current inflation in legal claims settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates also assume that we will not experience significant losses from mass torts and that we will not incur losses from future mass torts not known to us today. While it is not possible to predict the impact of changes in this environment, if new mass torts or expanded legal theories of liability emerge, our incurred but not reported, commonly referred to as IBNR, claims may differ substantially from our IBNR reserves. Our reserve estimates assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business and modify our reserves accordingly.

Our reserve estimates assume that the inflation assumption implicitly built into our expected loss ratio will continue into the future. Unexpected changes in loss cost inflation can occur through changes in general inflationary trends, changes in medical technology and procedures and changes in legal theories of liability. The estimated impact of an additional one percent increase in loss cost inflation as of December 31, 2005 is to increase loss and LAE reserves by approximately $850,000 , decrease net income by $553,000 and reduce stockholders' equity by 0.3%. Such an increase in reserves would not have an immediate impact on our liquidity, but would reduce cash flow over time as those incremental losses are paid.

IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2005 would equate to a $4.7 million change in the reserve for losses and LAE, a $3.1 million change in net income and a 1.7% change in stockholders' equity.

Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. Specifically, our actual ultimate loss ratio could differ from our initial expected loss ratio or our actual reporting patterns for losses could differ from our expected reporting patterns based on industry data. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimates included in our consolidated financial statements. We regularly review our estimates and adjust them as necessary as experience develops or new information becomes known to us. Such adjustments are included in current operations.

Losses and LAE for 2005 reflect $4.9 million of favorable development on the reserve for losses and LAE at December 31, 2004. This favorable development consisted of $5.4 million of favorable development in the Excess and Surplus Insurance segment offset by $525,000 of adverse development in the Workers’ Compensation Insurance segment (see — ‘‘Results of Operations’’). Losses and LAE for 2004 reflect $156,000 of favorable development on the reserve for losses and LAE held at December 31, 2003.

Investments

We evaluate our investments regularly to determine whether there are declines in value that are other-than-temporary. When we determine that a security has experienced an other-than-temporary impairment, the impairment is recognized as a realized investment loss. We consider a number of factors in assessing whether an impairment is other-than-temporary, including the amount and percentage that fair value is below amortized cost, the length of time that fair value has been below amortized cost and the credit quality ratings for the securities, with a special emphasis on securities downgraded below investment grade. We also consider our intent and ability to hold the security for a sufficient period of time to allow for a recovery in value. We recognized an impairment loss of $92,000 in 2005 on a fixed maturity security in our portfolio (see — "Cash and Invested Assets"). We did not recognize any impairment losses in 2004 or 2003.

We carry securities classified as ‘‘available-for-sale’’ at fair value, and unrealized gains and losses on such securities, net of deferred taxes, are reported as a separate component of accumulated other comprehensive income. We do not have any securities classified as ‘‘held-to-maturity’’ or ‘‘trading’’.

Income Taxes

We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. Our assessment includes consideration of the amount of taxable income generated since we were formed in 2002, trends in earnings and future expectations. Income tax expense for 2004 reflects a reduction in the deferred tax valuation allowance of $1.9 million. We did not establish a valuation allowance against our deferred tax assets at December 31, 2005 or 2004.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to our taxable income in the years in which temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases are expected to be recovered or settled.

Reinsurance

Some of the reinsurance treaties of James River Insurance contain retrospective experience rated provisions in which the cost of reinsurance purchased by James River Insurance or the amount of ceding commission James River Insurance receives from its reinsurers varies based on the level of incurred losses ceded to the reinsurers, subject to a maximum and a minimum specified in the reinsurance contract. We estimate the ultimate loss experience in determining the amounts to record in the consolidated financial statements for premiums ceded to reinsurers and ceding commissions earned by James River Insurance. As loss experience develops, we adjust the ceded premium rates and ceding commission rates to reflect the loss experience. Although we believe that our estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. We regularly review our estimates and adjust them as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The impact of these adjustments in 2004 was to increase net earned premiums for 2004 by $484,000 for the true-up of premiums earned in 2003 and to increase losses and LAE by approximately $290,000. Each of these adjustments in 2004 related to one reinsurance treaty that was effective from July 1, 2003 through June 30, 2004. There were no adjustments to our assumptions related to retrospective experience rated reinsurance provisions in 2005.

Reinsurance premiums, commissions, losses and LAE on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. Other amounts payable to reinsurers or receivable from reinsurers are netted where the right of offset exists.

We receive ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.

Intangible Insurance Assets

We possess intangible insurance assets with an indefinite life. Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, prescribes that an intangible asset with an indefinite useful life should not be amortized but instead should be tested for impairment on at least an annual basis, based on a comparison of its fair value and its carrying value. In performing the impairment evaluation for these intangible assets, we first determine that the intangible assets purchased continue to have an indefinite life. Next, we determine the fair value of the intangible assets and compare this fair value to the carrying value. If the carrying value exceeds the fair value, we recognize an impairment writedown to fair value on the intangible asset, and the impairment is reported through earnings. We have had no such impairment writedowns for the years ended December 31, 2005, 2004 or 2003.

See Note 1 to our audited consolidated financial statements included elsewhere in this annual report for a discussion of our other significant accounting policies.

ACQUISITION SUMMARY

On June 30, 2003, we acquired Fidelity, which we renamed James River Insurance Company, from American Empire Surplus Lines Insurance Company (American Empire), a member of the American Financial Group. The purchase price totaled $28.9 million, including $84,000 of acquisition expenses.

With the purchase of Fidelity, we acquired surplus lines approval in 40 states and the District of Columbia and insurance licenses in four states. We recorded intangible insurance assets of $4.2 million in connection with the purchase. The intangible insurance assets arise from regulatory approvals granted by the various state insurance departments to write insurance business on an excess and surplus lines basis in their states. Once these regulatory approvals are granted, we can routinely renew them at little cost provided that we have complied with rules and regulations. We expect cash flows related to the regulatory approvals to transact insurance business to continue indefinitely, so we have concluded that these intangible assets have indefinite lives.

Fidelity ceded all of its liabilities on all insurance business it wrote or assumed through June 30, 2003 to American Empire. American Empire and Fidelity also entered into a trust agreement under which American Empire established a trust account with Fidelity as the beneficiary. Under the trust agreement, American Empire must maintain assets with a current fair value greater than or equal to the ultimate net aggregate losses recoverable under the reinsurance agreement. As additional security, Great American has irrevocably and unconditionally guaranteed the performance by American Empire of all of its obligations under the reinsurance agreement and the trust agreement (see — ‘‘Reinsurance’’).

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

Statement 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under Statement 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after our adoption of Statement 123(R). We adopted Statement 123(R) on January 1, 2006.

For awards issued prior to May 3, 2005 (the date that we filed the Form S-1 with the Securities and Exchange Commission), we use the minimum value method to calculate the pro forma disclosures required by Statement 123. When we adopted Statement 123(R) on January 1, 2006, we continued to account for the portion of awards outstanding prior to May 3, 2005 using the provisions of APB Opinion No. 25 and its related interpretive guidance.

For awards issued on or after May 3, 2005, and for awards modified, repurchased or cancelled on or after that date, we use the fair value method to calculate the pro forma disclosures required by Statement 123. When we adopted Statement 123(R) on January 1, 2006, we began recognizing the expense associated with these awards in the consolidated statement of operations over each award’s remaining vesting period using the modified prospective method. Compensation expense in 2006 associated with options granted subsequent to May 3, 2005 is expected to be approximately $900,000. Because the amount, terms and fair values of awards to be issued in the future are uncertain, the total impact of the adoption of Statement 123(R) on our financial statements is not known at this time.

In November 2005, the FASB issued FSP FAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We believe our existing policies for recognizing other-than-temporary impairments are consistent with the guidance in FSP 115-1; therefore, the adoption of FSP 115-1 is not expected to have a material impact on our consolidated financial condition or results of operations.

Outlook

For 2006, we anticipate achieving an annual return on equity of at least 15% and writing at a combined ratio of between 80% and 90%. We also expect growth in gross written premiums of between 20% and 30% for 2006.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer or a reinsurer.

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated ‘‘BBB−’’ or higher by Standard & Poor's. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a ratings changes report, a security watch list and a schedule of securities in unrealized loss positions as part of this process. If a security is rated ‘‘BBB−’’ or higher by Standard & Poor's at the time that we purchase it and then is downgraded below ‘‘BBB−’’ while we hold it, we evaluate the security for impairment, and after discussing the security with our investment advisors, we make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of ‘‘A’’ (Excellent) or better for liability coverages and ‘‘A−’’ (Excellent) or better for property coverages. In an effort to minimize our exposure to the insolvency of our reinsurers, our security committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our security committee continually monitors rating downgrades involving any of our reinsurers. At December 31, 2005, all but $1.6 million of reinsurance recoverables are either with companies with A.M. Best ratings of ‘‘A’’ (Excellent) or better, are collateralized by a letter of credit or by a trust agreement with American Empire as explained below or have been collected in January 2006.

We address the risk associated with the business that Fidelity wrote before we acquired it by monitoring the trust assets in the trust account established by American Empire. Pursuant to our reinsurance agreement, American Empire is obligated to ensure that the assets in the trust are equal to or greater than the ultimate net aggregate losses recoverable under our reinsurance agreement with American Empire. We also monitor the amount of reinsurance recoverables from third party reinsurers on business written by Fidelity prior to our acquisition, since those recoverables will become subject to the reinsurance agreement with American Empire if the third party reinsurers default on their obligations. At December 31, 2005, trust assets had a fair value of $4.1 million, which exceeded the $2.8 million of reinsurance recoverables from American Empire at that date. Recoverables from third party reinsurers associated with the business Fidelity wrote before we acquired them totaled $4.1 million at December 31, 2005. As additional security, Great American Insurance Company, an affiliate of American Empire, has unconditionally guaranteed the performance by American Empire of all of its obligations under the reinsurance agreement and the trust agreement.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. We had fixed maturity securities with a fair value of $339.5 million at December 31, 2005 that are subject to interest rate risk. We manage our exposure to interest rate risk through an asset/liability matching process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position. Our outside investment managers assist us in this process.

Sensitivity Analysis

The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of December 31, 2005. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities and stockholders' equity.

	Estimated Fiar Value	Estimated Change in Fiar Value	Hypothetical % Increase (Decrease) in
			Fair Value	Stockholders' Equity
	($ in thousands)
200 basis points increase	$310,246	$(29,266)	(8.6%)	(10.8%)
100 basis points increase	324,680	(14,832)	(4.4%)	(5.5%)
No change	339,512	—	—	—
100 basis points decrease	354,688	15,176	4.5%	5.6%
200 basis points decrease	370,204	30,692	9.0%	11.3%

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2005, we had $37.7 million of floating rate debt, consisting of $15.0 million of senior notes and $22.7 million of junior subordinated notes. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $377,000, and a 200 basis point increase would increase interest expense by $754,000. A hypothetical 100 basis point decrease in interest rates would reduce annual interest expense by $377,000, and a 200 basis point decrease would reduce interest expense by $754,000.

Item 8.    Financial Statements and Supplementary Data.

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Except as noted below, information required by this item is incorporated herein by reference to the information appearing under ‘‘Proposal 1 — Election of Directors’’, ‘‘Board of Directors and Committees — Audit Committee’’, ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ and ‘‘Board of Directors and Committees — Code of Conduct’’ in the 2006 Proxy Statement. The remaining information required by this item is set forth in Part 1 of this Form 10-K under the caption ‘‘Executive Officers of the Registrant’’.

Item 11.    Executive Compensation.

Information required by this item is incorporated herein by reference to the information appearing under ‘‘Executive Compensation’’, ‘‘Board of Directors and Committees — Director Compensation’’ and ‘‘— Compensation Committee Interlocks and Insider Participation’’ in the 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated herein by reference to the information appearing under ‘‘Security Ownership of Certain Beneficial Owners and Management’’ in the 2006 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (1)
Equity compensation plans approved by security holders	2,128,359	$11.79	2,338,624	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,128,359	$11.79	2,338,624

(1)	On March 23, 2006, the Company terminated the 2003 Incentive Plan with regard to new awards.

(2)	Includes 1,097,028 shares remaining available for issuance under the 2003 Incentive Plan at December 31, 2005.

Item 13.    Certain Relationships and Related Transactions.

Information required by this item is incorporated herein by reference to the information appearing under ‘‘Certain Relationships and Related Transactions’’ in the 2006 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

Information required by this item is incorporated herein by reference to the information appearing under ‘‘Principal Accounting Firm Fees and Services’’ in the 2006 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    Documents filed as part of this report

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)    Exhibits

See Item 15(a).

(c)    Schedules

See Item 15(a).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMES RIVER GROUP, INC.
Date: March 23, 2006	By:/s/ J. Adam Abram
J. Adam Abram President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By:/s/ Richard W. Wright	Chairman of the Board	March 23, 2006
Richard W. Wright
By:/s/ J. Adam Abram	President, Chief Executive Officer and	March 23, 2006
J. Adam Abram	Director
By:/s/ Michael T. Oakes	Executive Vice President and	March 23, 2006
Michael T. Oakes	Chief Financial Officer
By:/s/ Michael E. Crow	Senior Vice President — Finance;	March 23, 2006
Michael E. Crow	Chief Accounting Officer
By:/s/ Matthew Bronfman	Director	March 23, 2006
Matthew Bronfman
By:/s/ Alan N. Colner	Director	March 23, 2006
Alan N. Colner
By:/s/ Joel L. Fleishman	Director	March 23, 2006
Joel L. Fleishman
By:/s/ Dallas W. Luby	Director	March 23, 2006
Dallas W. Luby
By:/s/ John T. Sinnott	Director	March 23, 2006
John T. Sinnott
By:/s/ Michael H. Steinhardt	Director	March 23, 2006
Michael H. Steinhardt
By:/s/ A. Wellford Tabor	Director	March 23, 2006
A. Wellford Tabor
By:/s/ James L. Zech	Director	March 23, 2006
James L. Zech
By:/s/ Nicolas D. Zerbib	Director	March 23, 2006
Nicolas D. Zerbib

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
James River Group, Inc.

We have audited the accompanying consolidated balance sheets of James River Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of James River Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
February 13, 2006

JAMES RIVER GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2005	2004
	(in thousands)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: 2005 – $344,636; 2004 – $172,889)	$339,512	$172,731
Equity securities available-for-sale, at fair value (cost: 2004 – $2,300)	—	2,290
Total investments	339,512	175,021
Cash and cash equivalents	41,029	20,210
Accrued investment income	3,988	1,809
Premiums receivable and agents’ balances	32,521	18,265
Reinsurance recoverable on unpaid losses	110,514	15,200
Reinsurance recoverable on paid losses	11,544	—
Prepaid reinsurance premiums	25,922	12,003
Deferred policy acquisition costs	13,899	11,344
Intangible insurance assets	4,184	4,184
Property and equipment, net	2,741	3,239
Deferred tax assets	7,999	3,598
Federal income tax receivable	788	—
Other assets	2,403	2,075
Total assets	$597,044	$266,948

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	December 31,
	2005	2004
	(in thousands, except for share data)
Liabilities and Stockholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$226,493	$62,243
Unearned premiums	115,765	78,290
Payables to reinsurers	11,316	326
Accrued expenses	4,635	4,182
Federal income taxes payable	—	1,010
Senior debt	15,000	15,000
Junior subordinated debt	22,681	22,681
Funds held	21,992	—
Other liabilities	3,007	2,521
Total liabilities	420,889	186,253
Commitments and contingent liabilities
Stockholders’ equity:
Common stock – $0.01 par value; 2005 – 100,000,000 shares authorized; 15,070,053 shares issued and outstanding; 2004 – 2,000,000 shares authorized; 10 shares issued and outstanding	150	—
Common stock warrants	524	524
Additional paid-in capital	173,903	—
Convertible preferred stock – $0.01 par value; 2005 – 5,000,000 shares authorized and no shares outstanding; 2004 – 1,500,000 shares authorized
Series A – 2004 – 85,000 shares authorized, issued and outstanding; liquidation preference of $15,527	—	8,439
Series B – 2004 – 713,500 shares authorized, issued and outstanding; liquidation preference of $71,350	—	71,117
	174,577	80,080
Notes receivable from employees and directors	(535)	(2,565)
Retained earnings	5,444	3,289
Accumulated other comprehensive loss	(3,331)	(109)
Total stockholders’ equity	176,155	80,695
Total liabilities and stockholders’ equity	$597,044	$266,948

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2005	2004	2003
	(in thousands, except for share data)
Revenues
Direct written premiums	$236,617	$142,539	$36,764
Assumed written premiums	4,400	—	—
Ceded written premiums	(100,427)	(22,361)	(9,339)
Net written premiums	140,590	120,178	27,425
Change in net unearned premiums	(23,090)	(44,415)	(22,338)
Net earned premiums	117,500	75,763	5,087
Net investment income	10,212	3,626	407
Realized investment losses	(252)	(71)	—
Other income	133	144	56
Total revenues	127,593	79,462	5,550
Expenses
Losses and loss adjustment expenses	79,214	47,588	3,372
Other operating expenses	28,446	20,690	6,842
Interest expense	2,667	793	—
Compensation expense on common stock warrant issuance	—	—	524
Total expenses	110,327	69,071	10,738
Income (loss) before taxes	17,266	10,391	(5,188)
Federal income tax expense (benefit):
Current	7,868	5,175	—
Deferred	(2,666)	(3,539)	—
	5,202	1,636	—
Net income (loss)	$12,064	$8,755	$(5,188)
Earnings (loss) per share:
Basic	$1.56	$399,167.20	$(738,106.00)
Diluted	$0.94	$0.93	$(738,106.00)
Weighted-average common shares outstanding:
Basic	5,844,904	10	10
Diluted	12,793,243	9,433,300	10

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except for share data)

	Convertible Preferred Stock		Notes Receivable from Employees And Directors	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total
	Series A	Series B
Balances at December 31, 2002	$—	$—	$—	$—	$—	$—	$(278)	$—	$(278)
Net loss	—	—	—	—	—	—	(5,188)	—	(5,188)
Other comprehensive loss:
Net unrealized losses, net of tax of $0	—	—	—	—	—	—	—	(300)	(300)
Total comprehensive loss									(5,488)
Issuance of common stock warrants	—	—	—	—	524	—	—	—	524
Issuance of preferred stock	8,500	70,000	—	—	—	—	—	—	78,500
Issuance costs	(61)	(236)	—	—	—	—	—	—	(297)
Notes receivable from employees and directors	—	—	(2,565)	—	—	—	—	—	(2,565)
Balances at December 31, 2003	8,439	69,764	(2,565)	—	524	—	(5,466)	(300)	70,396
Net income	—	—	—	—	—	—	8,755	—	8,755
Other comprehensive income:
Net unrealized gains, net of tax of ($59)	—	—	—	—	—	—	—	191	191
Total comprehensive income									8,946
Issuance of preferred stock	—	1,350	—	—	—	—	—	—	1,350
Issuance costs	—	3	—	—	—	—	—	—	3
Balances at December 31, 2004	8,439	71,117	(2,565)	—	524	—	3,289	(109)	80,695
Net income	—	—	—	—	—	—	12,064	—	12,064
Other comprehensive income:
Net unrealized losses, net of tax of ($1,734)	—	—	—	—	—	—	—	(3,222)	(3,222)
Total comprehensive income									8,842
Issuance of 5,110,600 Common Stock shares	—	—	—	51	—	91,940	—	—	91,991
Issuance of 9,956,413 Common Stock shares in the preferred stock conversion	(8,439)	(71,117)	—	99	—	89,366	(9,909)	—	—
Issuance costs	—	—	—	—	—	(7,435)	—	—	(7,435)
Repayment of notes receivable from employees and directors	—	—	2,030	—	—	—	—	—	2,030
Issuance of 3,030 Common Stock shares under stock option plans	—	—	—	—	—	30	—	—	30
Tax effect of exercise of non-qualified stock options	—	—	—	—	—	2	—	—	2
Balances at December 31, 2005	$—	$—	$(535)	$150	$524	$173,903	$5,444	$(3,331)	$176,155

See accompanying notes

JAMES RIVER GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Operating activities
Net income (loss)	$12,064	$8,755	$(5,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred policy acquisition costs	(19,782)	(20,088)	(5,085)
Amortization of policy acquisition costs	17,227	12,853	976
Realized investment losses	252	71	—
Deferred federal income taxes	(2,666)	(3,539)	—
Provision for depreciation	934	814	220
Provision for amortization	2,064	1,110	193
Compensation expense on common stock warrant issuance	—	—	524
Change in operating assets and liabilities:
Accrued investment income	(2,179)	(1,301)	(350)
Premiums receivable and agents’ balances	(14,256)	(7,812)	(10,453)
Reserve for losses and loss adjustment expenses	164,250	44,826	3,791
Unearned premiums	37,475	48,854	29,207
Reinsurance balances, net	(87,795)	(8,996)	(4,027)
Accrued expenses	453	3,123	1,018
Federal income taxes payable	(1,798)	1,010	—
Payables to related parties	—	—	(196)
Other	541	775	344
Net cash provided by operating activities	106,784	80,455	10,974
Investing activities
Acquisitions, net of cash acquired	—	—	(28,914)
Securities available-for-sale:
Purchases – fixed maturity securities	(200,806)	(124,037)	(44,175)
Purchases – equity securities	(1,000)	(2,300)	—
Sales – fixed maturity securities	4,968	3,466	—
Maturities and calls – fixed maturity securities	22,087	5,979	153
Sales – equity securities	3,263	—	—
Payable to security brokers	(647)	—	—
Net sales of short-term investments	—	1,482	7,606
Purchases of property and equipment	(446)	(908)	(2,428)
Net cash used in investing activities	(172,581)	(116,318)	(67,758)
Financing activities
Proceeds from issuance of Common Stock	92,021	—	—
Proceeds from issuance of Series A Preferred Stock	—	—	8,500
Proceeds from issuance of Series B Preferred Stock	—	1,350	67,435
Issuance of senior debt	—	15,000	—
Issuance of junior subordinated debt	—	22,000	—
Issuance costs	(7,435)	(1,049)	(297)
Repayment of notes receivable from officers and directors	2,030	—	—
Investor funds received pending issuance of Series A Preferred Stock shares	—	—	(6,865)
Net cash provided by financing activities	86,616	37,301	68,773
Change in cash and cash equivalents	20,819	1,438	11,989
Cash and cash equivalents at beginning of period	20,210	18,772	6,783
Cash and cash equivalents at end of period	$41,029	$20,210	$18,772
Federal income taxes paid	$9,664	$4,164	$—
Interest paid	$2,598	$588	$—

See accompanying notes.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

1.    Accounting Policies

Organization

James River Group, Inc. (with its subsidiaries, referred to as the Company) is a Delaware-domiciled holding company organized in September 2002 for the purpose of acquiring and managing insurance entities.

The consolidated financial statements include the results of James River Group, Inc. and the following wholly-owned subsidiaries from their respective dates of inception or acquisition, as applicable:

James River Insurance Company (James River Insurance) is an Ohio-domiciled excess and surplus lines insurance company authorized to write business in 48 states and the District of Columbia. James River Management Company, Inc. provides management services to James River Insurance. Potomac Risk Services, Inc. (Potomac) was formed in 2004 to provide surplus lines brokerage services. Potomac had no operating activities in 2004 or 2005.

Stonewood Insurance Company (Stonewood Insurance) is a North Carolina-domiciled workers’ compensation insurance company licensed in November 2003 to write insurance in North Carolina. Stonewood Insurance was licensed to write insurance in South Carolina in December 2005. Stonewood Insurance Management Company, Inc. provides management services to Stonewood Insurance. Stonewood Insurance began writing insurance on January 1, 2004.

Basis of Presentation

The consolidated financial statements and notes are prepared in accordance with United States generally accepted accounting principles, which, as to the insurance company subsidiaries, vary in some respects from statutory accounting practices which are prescribed or permitted by the various state insurance departments. All significant intercompany transactions and balances have been eliminated. Prior to July 1, 2003, the Company was a development-stage company.

Certain reclassifications of prior year amounts have been made to conform with the 2005 presentation. These reclassifications have no effect on net income (loss), stockholders’ equity, or cash flow from operating activities of the prior years. Specifically, $4,639 previously classified as short-term investments on the consolidated balance sheet at December 31, 2004 was reclassified to cash and cash equivalents because the assets were highly liquid investments with maturities of three-months or less at the date of purchase. The consolidated statement of cash flows reflects this reclassification and the reclassification of $9,420 previously classified as short-term investments at December 31, 2003 to cash and cash equivalents.

Preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

1.    Accounting Policies (continued)

Investments

Securities classified as ‘‘available-for-sale’’ are carried at fair value and unrealized gains and losses on such securities, net of deferred taxes, are reported as a separate component of accumulated other comprehensive income (loss). The Company does not have any securities classified as ‘‘held-to-maturity’’ or ‘‘trading’’.

Fair value generally represents quoted market value prices for securities traded in the public marketplace or prices analytically determined using bid or closing prices for securities not traded in the public marketplace.

Premiums and discounts on mortgage-backed securities and asset-backed securities are amortized or accrued using the constant yield method which considers anticipated prepayments at the date of purchase. To the extent that the estimated lives of such securities change as a result of changes in estimated prepayment rates, the adjustments are included in net investment income using the retrospective method.

Realized investment gains or losses are determined on a specific identification basis.

The Company evaluates its investments regularly to determine whether there are declines in value that are other-than-temporary. When the Company determines that a security has experienced an other-than-temporary impairment, the impairment loss is recognized as a realized investment loss. The factors that the Company considers in evaluating whether such an other-than-temporary impairment has occurred include the amount and percentage that fair value is below amortized cost, the length of time that fair value has been below amortized cost and the credit quality ratings for the security, with a special emphasis on securities downgraded below investment grade. The Company also considers its intent and ability to hold the security for a sufficient period of time to allow for a recovery in value.

Short-term investments are reported at cost and include investments both readily convertible to known amounts of cash and having maturities of 12 months or less upon acquisition by the Company.

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Premiums

Premiums are earned on a pro rata basis over the terms of the policies, generally 12 months. The portion of premiums written applicable to the unexpired terms of the policies in force is recorded as unearned premiums.

Premiums Receivable and Agents’ Balances

Premiums receivable and agents’ balances are carried at face value net of any allowance for doubtful accounts, which approximates fair value. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectibility of receivables that are past due. The allowance for doubtful accounts was $485 and $86 at December 31, 2005 and December 31, 2004, respectively. Bad debt expense was $444 for 2005, $86 for 2004 and $0 for 2003. Receivables written off against the allowance for doubtful accounts totaled $45 for 2005 and $0 for 2004 and 2003. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

1.    Accounting Policies (continued)

Deferred Policy Acquisition Costs

Costs which vary with and are primarily related to the production of insurance business are deferred. The principal costs deferred are commissions to agents and certain policy underwriting and issue costs, net of ceding commissions related to reinsurance ceded. Amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the estimated policy life. To the extent that unearned premiums on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company considers anticipated investment income in determining whether a premium deficiency exists.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses (LAE) represents the estimated ultimate cost of all reported and unreported losses and LAE incurred and unpaid at the balance sheet date. The Company does not discount its reserve for losses and LAE. The reserve for losses and LAE is estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency.

Management has limited historical loss information available in making loss reserve estimates. The Company utilized two primary actuarial methods to arrive at the loss reserve estimates. One of the primary methods utilizes management’s initial expected loss ratio (the ratio of losses and LAE incurred to net earned premiums), expected reporting patterns for losses based on insurance industry data and the Company’s actual reported losses and LAE to estimate the reserve. The other primary method estimates the reserve by applying an expected loss ratio to net earned premiums by line of business. Management has generally selected the actuarial method that yields the highest reserve for each line of business as its best estimate. Management believes that the practice of using the higher of the two methods is appropriate since the Company has limited historical experience and the two primary actuarial methods utilize industry data, the losses on the Company’s casualty business often take a number of years to develop and the Company writes difficult classes of business which do not typically meet the risk criteria of standard carriers.

In estimating the reserve for losses and LAE for Hurricanes Katrina and Wilma, each of which occurred in 2005, management used case reserve estimates based on information obtained from site inspections by the Company's adjustors and the terms of coverage provided in the policies. Management estimated reserves for incurred but not reported claims for Hurricanes Katrina and Wilma using judgment based on an assessment of our property insurance exposures in the path of the storms. At December 31, 2005, the aggregate reserve for losses and LAE is the sum of the results from the selected actuarial method for each line of business plus the reserve for losses and LAE associated with Hurricanes Katrina and Wilma that is estimated as described above. Although management believes that the reserve for losses and LAE is reasonable, it is possible that the Company’s actual incurred losses and LAE will not conform to the assumptions inherent in the determination of these reserves. Specifically, the Company’s actual ultimate loss ratio could differ from management’s initial expected loss ratio or the Company’s actual reporting patterns for losses could differ from the expected reporting patterns based on industry data. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimates included in the Company’s financial statements. These estimates are reviewed continually by management and are adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

1.    Accounting Policies (continued)

Reinsurance

Certain premiums and losses are ceded to other insurance companies under various excess of loss and quota share reinsurance contracts. The Company enters into these reinsurance contracts to limit its exposure to large losses and to provide additional capacity for growth.

Reinsurance premiums, commissions, losses and LAE on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. Other amounts payable to reinsurers or receivable from reinsurers are netted where the right of offset exists.

The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.

Income Taxes

Deferred tax assets, net of any applicable valuation allowance, and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Intangible Insurance Assets

The Company accounts for intangible assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Management has determined that the Company’s intangible assets have an indefinite life. Statement 142 requires that intangible assets with indefinite useful lives be capitalized and tested for impairment at least annually. In evaluating whether there has been impairment to the intangible asset, management determines the fair value of the intangible asset and compares the resulting fair value to the carrying value of the intangible asset. If carrying value exceeds fair value, the intangible asset is written down to fair value, and the impairment is reported through earnings.

Property and Equipment, Net

Property and equipment is reported at cost less accumulated depreciation and is depreciated principally on a straight-line basis over the estimated useful lives, generally three to ten years, of the depreciable assets.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

1.    Accounting Policies (continued)

Stock Options

The Company grants stock options to employees and directors for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and accordingly, recognizes no compensation expense for the stock option grants.

For purposes of pro forma disclosures required by FASB Statement No. 123, Accounting for Stock Based Compensation (Statement 123), the estimated value of options is amortized to expense over each option's vesting period. For awards issued prior to May 3, 2005 (the date the Company filed its initial Form S-1 with the Securities and Exchange Commission), the minimum value method is used to determine the value. For awards issued after May 3, 2005, the fair value method is used. The following table summarizes the effect on net income (loss) and earnings (loss) per share of such expense recognition:

	Year ended December 31,
	2005	2004	2003
Net income (loss) – as reported	$12,064	$8,755	$(5,188)
Stock-based compensation expense determined using the fair value or minimum value method, net of tax	(917)	(772)	(369)
Net income (loss) – pro forma	$11,147	$7,983	$(5,557)
Earnings (loss) per share – as reported:
Basic	$1.56	$399,167.20	$(738,106.00)
Diluted	$0.94	$0.93	$(738,106.00)
Earnings (loss) per share – pro forma:
Basic	$1.40	$321,968.40	$(775,091.00)
Diluted	$0.88	$0.85	$(775,091.00)

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

1.    Accounting Policies (continued)

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision to Statement 123, supersedes APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows.

Statement 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under Statement 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after the Company adopts Statement 123(R). The Company will adopt Statement 123(R) on January 1, 2006.

For awards issued prior to May 3, 2005, the Company uses the minimum value method to calculate the pro forma disclosures required by Statement 123. When the Company adopts Statement 123(R) on January 1, 2006, it will continue to account for the portion of awards outstanding prior to May 3, 2005 using the provisions of APB Opinion No. 25 and its related interpretive guidance.

For awards issued on or after May 3, 2005, and for awards modified, repurchased or cancelled on or after that date, the Company uses the fair value method to calculate the pro forma disclosures required by Statement 123. When the Company adopts Statement 123(R) on January 1, 2006, it will begin recognizing the expense associated with these awards in the consolidated statement of operations over each award’s remaining vesting period using the modified prospective method. Compensation expense in 2006 associated with options granted subsequent to May 3, 2005 is expected to be approximately $900. Because the amount, terms and fair values of awards to be issued in the future are uncertain, the full impact of the adoption of Statement 123(R) on the Company’s financial statements is not known at this time.

In November 2005, the FASB issued FSP FAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company believes its existing policies for recognizing other-than-temporary impairments are consistent with the guidance in FSP 115-1; therefore, the adoption of FSP 115-1 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

2.    Acquisition

On June 30, 2003, the Company acquired all of the outstanding stock of Fidelity Excess and Surplus Insurance Company (Fidelity) for a cash purchase price totaling $28,929, including $84 of acquisition costs incurred. Fidelity’s results of operations from July 1, 2003 forward are included in the accompanying consolidated statements of operations. The Company’s primary reason for acquiring Fidelity was to obtain regulatory approvals to write insurance on an excess and surplus lines basis in a large number of states. The purchase price allocation to the regulatory approvals resulted in intangible insurance assets of $4,184. A condensed balance sheet disclosing the values assigned to assets and liabilities of the acquired company at the acquisition date is as follows:

Assets
Cash and invested assets	$24,644
Reinsurance recoverable	13,626
Intangible insurance assets	4,184
Prepaid reinsurance premiums	228
Accrued investment income	158
Total assets	$42,840
Liabilities and Stockholders’ Equity
Reserve for losses and LAE	$13,626
Unearned premiums	228
Other liabilities	57
Total liabilities	13,911
Stockholders’ equity	28,929
Total liabilities and stockholders’ equity	$42,840

On June 30, 2003, Fidelity had certain insurance liabilities that were ceded to its parent, American Empire Surplus Lines Insurance Company (American Empire) under a reinsurance agreement (the Reinsurance Agreement). On June 30, 2003, immediately prior to the closing, the Reinsurance Agreement was amended such that Fidelity ceded all of its liabilities resulting from direct and assumed business written through June 30, 2003 to American Empire. The Reinsurance Agreement, as amended, is secured by a trust agreement between Fidelity and American Empire (the Trust Agreement) and a guarantee by Great American Insurance Company, an affiliate of American Empire.

Fidelity changed its name to James River Insurance Company in July 2003.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

3.    Earnings (Loss) Per Share

	Year ended December 31,
	2005	2004	2003
Net income (loss) – numerator for diluted earnings per share for 2005 and 2004	$12,064	$8,755	$(5,188)
Dividends in arrears	(2,940)	(4,763)	(2,193)
Net income (loss) available to common shareholders – numerator for basic earnings per share and for diluted earnings per share for 2003 due to the anti-dilutive effect of dividends in arrears	$9,124	$3,992	$(7,381)
Weighted average common shares outstanding – denominator for basic earnings per share	5,844,904	10	10
Dilutive potential common shares:
Series A Preferred Stock	1,043,288	1,700,000	—
Series B Preferred Stock	4,378,740	7,088,160	—
Preferred stock dividends	1,057,887	596,130	—
Options	420,848	44,840	—
Warrants	47,576	4,160	—
Weighted average common shares and diluted potential common shares outstanding – denominator for diluted earnings per share	12,793,243	9,433,300	10
Earnings (loss) per share:
Basic	$1.56	$399,167.20	$(738,106.00)
Diluted	$0.94	$0.93	$(738,106.00)
Anti-dilutive securities excluded from diluted earnings (loss) per share:
Warrants and options	35,084	46,470	1,427,070
Preferred stock and dividends	—	—	8,820,120
	35,084	46,470	10,247,190

Earnings (loss) per share for the years ended December 31, 2004 and 2003 reflect the 10 for 1 split of the Company’s Common Stock effective August 9, 2005 in connection with the Company’s initial public offering as of the beginning of the period.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

4.    Investments

The Company’s investments in available-for-sale securities are summarized as follows:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate	$97,807	$15	$(1,923)	$95,899
U.S. treasury securities and obligations of U.S. government agencies	46,868	66	(1,005)	45,929
State and municipal	99,047	111	(997)	98,161
Mortgage-backed	65,319	—	(895)	64,424
Asset-backed	35,595	4	(500)	35,099
Total	$344,636	$196	$(5,320)	$339,512

December 31, 2004	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate	$56,055	$323	$(336)	$56,042
U.S. treasury securities and obligations of U.S. government agencies	38,177	146	(365)	37,958
State and municipal	33,068	91	(95)	33,064
Mortgage-backed	30,796	192	(92)	30,896
Asset-backed	14,793	44	(66)	14,771
	172,889	796	(954)	172,731
Equity securities	2,300	—	(10)	2,290
Total	$175,189	$796	$(964)	$175,021

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

4.    Investments (continued)

The amortized cost and fair value of investments in fixed maturity securities at December 31, 2005 are summarized, by contractual maturity, as follows:

	Amortized Cost	Fair Value
Due in:
One year or less	$7,538	$7,465
After one year through five years	88,620	86,771
After five years through ten years	76,383	75,004
After ten years	71,181	70,749
	243,722	239,989
Mortgage-backed	65,319	64,424
Asset-backed	35,595	35,099
Total	$344,636	$339,512

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

The following table shows the Company’s gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities:
Corporate	$59,385	$(1,001)	$28,416	$(922)	$87,801	$(1,923)
U.S. Treasury securities and obligations of U.S. government agencies	21,638	(322)	19,006	(683)	40,644	(1,005)
State and municipal	76,896	(863)	4,696	(134)	81,592	(997)
Mortgage-backed	59,142	(778)	3,984	(117)	63,126	(895)
Asset-backed	26,352	(425)	4,787	(75)	31,139	(500)
Total	$243,413	$(3,389)	$60,889	$(1,931)	$304,302	$(5,320)

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

4.    Investments (continued)

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities:
Corporate	$32,574	$(279)	$2,138	$(57)	$34,712	$(336)
U.S. Treasury securities and obligations of U.S. government agencies	19,645	(145)	6,932	(220)	26,577	(365)
State and municipal	13,103	(86)	1,099	(9)	14,202	(95)
Mortgage-backed	8,695	(92)	—	—	8,695	(92)
Asset-backed	9,722	(66)	—	—	9,722	(66)
	83,739	(668)	10,169	(286)	93,908	(954)
Equity securities	2,290	(10)	—	—	2,290	(10)
Total	$86,029	$(678)	$10,169	$(286)	$96,198	$(964)

The majority of the unrealized losses on fixed maturity securities are interest rate related. All but two of the fixed maturity securities with unrealized losses at December 31, 2005 had fair values that were greater than 93% of amortized cost and were rated investment grade by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. As of December 31, 2005, the Company held 343 securities that were in an unrealized loss position with a total fair value of $304,302 and gross unrealized losses of $5,320. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At December 31, 2005, 97.7% of the fixed maturity security portfolio was rated ‘‘A−’’ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.

In the fourth quarter of 2005, management concluded that one of the two securities in our portfolio that was not rated investment grade by Standard & Poor’s, a fixed maturity security issued by the finance company of a United States automobile manufacturer, had experienced an impairment that was other-than-temporary, and accordingly, the Company realized an impairment write down of $92 on that security. This conclusion was due primarily to the difficult operational and industry issues facing the issuer, the fact that the security was downgraded from investment grade to below investment grade by two nationally recognized rating agencies during the fourth quarter of 2005 and because there did not appear to be any imminent events or transactions that would cause the value of the security to increase significantly in the foreseeable future.

The other security in the Company’s portfolio that is rated below investment grade had an unrealized loss of $72 at December 31, 2005, and management has concluded that this security had not experienced an other-than-temporary impairment at December 31, 2005. Management has also concluded that none of the other available-for-sale securities with unrealized losses at December 31, 2005 had experienced an other-than-temporary impairment. In determining that securities with unrealized losses at December 31, 2005 had not experienced an other-than-temporary impairment, management considered the Company’s ability and intent to hold the securities for a sufficient amount of time to allow for a recovery in value.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

4.    Investments (continued)

Major categories of the Company’s net investment income are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Fixed maturity securities	$10,197	$4,057	$410
Equity securities	67	42	—
Cash, cash equivalents and short-term investments	757	145	144
Gross investment income	11,021	4,244	554
Investment expenses	(809)	(618)	(147)
Net investment income	$10,212	$3,626	$407

The Company’s realized gains and losses on investments are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Fixed maturity securities:
Gross realized gains	$—	$—	$—
Gross realized losses	(213)	(69)	—
	(213)	(69)	—
Equity securities:
Gross realized gains	—	—	—
Gross realized losses	(37)	—	—
	(37)	—	—
Short-term investments and cash equivalents:
Gross realized gains	—	—	—
Gross realized losses	(2)	(2)	—
	(2)	(2)	—
Total	$(252)	$(71)	$—

The following table summarizes the change in the Company’s gross unrealized gains (losses) by investment type:

	Year ended December 31,
	2005	2004	2003
Change in gross unrealized gains (losses):
Fixed maturity securities	$(4,966)	$142	$(300)
Equity securities	10	(10)	—
Total	$(4,956)	$132	$(300)

At December 31, 2005 and 2004, investments with a fair value of $9,049 and $9,405, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

5.    Deferred Policy Acquisition Costs

An analysis of deferred policy aquisition costs is as follows:

	Year ended December 31,
	2005	2004	2003
Balance at beginning of year	$11,344	$4,109	$—
Policy acquisition costs deferred:
Commissions	10,767	13,361	3,718
Underwriting and other issue expenses	9,015	6,727	1,367
	19,782	20,088	5,085
Amortization of policy acquisition costs	(17,227)	(12,853)	(976)
Net change	2,555	7,235	4,109
Balance at end of year	$13,899	$11,344	$4,109

6.    Intangible Insurance Assets

Intangible insurance assets consist of the authority to write insurance on an excess and surplus lines basis in 40 states and the District of Columbia that were acquired in the Fidelity acquisition during 2003. The intangible assets arise from regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-licensed basis. The insurance authorities, once granted, are routinely renewed at little cost provided that the insurer has complied with rules and regulations. Cash flows related to the regulatory approvals to transact insurance business are expected to continue indefinitely, and management has concluded that these intangible assets have an indefinite life. No impairment write down was recognized in 2005, 2004 or 2003.

7.    Property and Equipment, Net

Property and equipment consists of the following:

	December 31,
	2005	2004
Electronic data processing hardware and software	$3,908	$3,635
Furniture and equipment	781	639
Property and equipment, at cost	4,689	4,274
Accumulated depreciation	(1,948)	(1,035)
Property and equipment, net	$2,741	$3,239

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

8.    Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE, net of reinsurance, to the gross amounts reported in consolidated the balance sheet.

	Year ended December 31,
	2005	2004	2003
Reserve for losses and LAE net of reinsurance recoverables at beginning of year	$47,043	$3,183	$—
Add: Incurred losses and LAE net of reinsurance:
Current year	84,122	47,744	3,372
Prior years	(4,908)	(156)	—
Total incurred losses and LAE	79,214	47,588	3,372
Deduct: Loss and LAE payments net of reinsurance:
Current year	2,943	3,402	189
Prior years	7,335	326	—
Total loss and LAE payments	10,278	3,728	189
Reserve for losses and LAE net of reinsurance recoverables at end of year	115,979	47,043	3,183
Add: Reinsurance recoverables on unpaid losses and LAE at end of year	110,514	15,200	14,234
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of year	$226,493	$62,243	$17,417

The foregoing reconciliation shows that a $4,908 redundancy developed in 2005 on the reserve for losses and LAE held at December 31, 2004. This favorable reserve development consisted of $5,433 of favorable development in the Excess and Surplus Insurance segment offset by $525 of adverse development in the Workers’ Compensation Insurance segment. The Excess and Surplus Insurance segment favorable development included $2,484 of favorable development on casualty lines for the 2004 accident year, $2,351 of favorable development on property lines for the 2004 accident year and $593 of favorable development on casualty lines for the 2003 accident year. The Workers’ Compensation Insurance segment reserve development consisted of $696 of adverse development related to the Company’s share of the North Carolina involuntary workers’ compensation pool’s 2004 accident year results offset by $171 of favorable development on the direct business written by the Workers’ Compensation Insurance segment for the 2004 accident year.

The foregoing reconciliation also shows that a $156 redundancy developed in 2004 on the reserve for losses and LAE held at December 31, 2003.

The Company has not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, the Company does not believe it is exposed to any environmental liability claims other than those which it has specifically underwritten and priced as an environmental exposure. Any asbestos or environmental exposure on policies issued by Fidelity prior to July 1, 2003 is subject to the Reinsurance Agreement and the Trust Agreement.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

9.    Reinsurance

The Company’s insurance subsidiaries remain liable to their policyholders if their reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under state insurance regulations or that experience rating downgrades below specified levels from rating agencies to fund their share of the Company’s ceded outstanding losses and LAE reserves, typically through the use of an irrevocable and unconditional letter of credit. At December 31, 2005, the Company had reinsurance recoverables on unpaid losses of $110,514 and reinsurance recoverables on paid losses of $11,544. All but $2,093 of the Company's reinsurance recoverables at December 31, 2005 are from companies with A.M. Best ratings of ‘‘A’’ (Excellent) or better or are collateralized with letters of credit or by the Trust Agreement with American Empire. At December 31, 2005, reinsurance recoverables on paid and unpaid losses from three reinsurers were $23,979, $12,869 and $8,102, representing approximately 36.8% of the total balance. Reinsurance recoverables from American Empire totaled $2,800, representing approximately 2.3% of the total balance of reinsurance recoverables outstanding at December 31, 2005.

At December 31, 2005, prepaid reinsurance premiums to three reinsurers totaled $5,393, $4,297 and $4,088, representing approximately 53.2% of the balance.

The Company entered into a quota share reinsurance contract effective January 1, 2005 that transfers a portion of the risk related to certain property/casualty insurance business written by James River Insurance in 2005 to reinsurers in exchange for a portion of the direct written premiums on that business. Transferring risk to the reinsurers also reduced the amount of capital required to support the insurance operations of James River Insurance. Under this quota share reinsurance contract, the Company receives a ceding commission equal to 25% of ceded earned premium and pays a reinsurance margin equal to 4.5% of ceded earned premium. The reinsurers do not receive a margin when they are in a loss position on the contract. The ceding commission can not be reduced, but under certain circumstances, based on underwriting results, the Company is entitled to an additional profit contingent commission up to an amount equal to all of the reinsurers’ profits above the margin. The Company did not earn an additional profit contingent commission in 2005 based on the underwriting results on business ceded under the treaty. The Company maintains a funds held account which is credited interest at a rate of 3.75% annually. The funds held account is shown as a liability on the accompanying consolidated balance sheets, and at December 31, 2005, the balance of the account was $21,992. The funds held account balance represents the excess of ceded earned premium and interest credited over ceded paid losses and LAE, the Company’s ceding commission and the reinsurers’ margin. Assets supporting the funds held liability are not segregated or restricted. The contract has a loss ratio cap of 115%, which means that the Company cannot cede any losses in excess of 115% of ceded earned premiums to the reinsurers. For 2005, ceded earned premiums related to this quota share reinsurance treaty were $40,000, ceded losses and LAE were $36,458, reinsurance ceding commissions were $9,725 and the reinsurers’ margin was $0.

Under the terms of a Trust Agreement (see Note 2), American Empire must maintain assets with a current fair value greater than or equal to the ultimate net aggregate losses recoverable under the Reinsurance Agreement. In addition, an affiliate of American Empire, Great American Insurance Company, has irrevocably and unconditionally guaranteed the performance of American Empire on all of its obligations under the Reinsurance Agreement, as amended, and the Trust Agreement. As of December 31, 2005, the fair value of assets in the trust totaled $4,076.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

9.    Reinsurance (continued)

Reinsurance activity is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Direct earned premiums	$200,745	$93,658	$7,557
Add: Assumed earned premiums	2,798	—	—
Less: Ceded earned premiums	(86,043)	(17,895)	(2,470)
Net earned premiums	$117,500	$75,763	$5,087
Direct losses and LAE incurred	$201,962	$53,628	$4,498
Add: Assumed losses and LAE incurred	2,663	—	—
Less: Ceded losses and LAE incurred	(125,411)	(6,040)	(1,126)
Net incurred losses and LAE incurred	$79,214	$47,588	$3,372

Assumed earned premiums as a percentage of net earned premiums were 2.4% for the year ended December 31, 2005 and 0% for the years ended December 31, 2004 and 2003.

10.    Senior Debt

On May 26, 2004, James River Group, Inc. issued $15,000 of unsecured, floating rate senior debentures (the Senior Debt), due April 29, 2034 unless accelerated earlier, through an indenture. The Senior Debt is not redeemable by the holder and is not subject to sinking fund requirements. Net proceeds to the Company totaled $14,508 and were used to provide capital to the Company’s insurance subsidiaries and additional working capital to the Company. Interest accrues quarterly and is payable in arrears at a per annum rate of the three-month LIBOR on the Determination Date (as defined in the indenture) plus 3.85%.

The Senior Debt is redeemable prior to its stated maturity at the option of the Company (a) in whole or in part, on or after May 15, 2009 or (b) in its entirety at any time prior to May 15, 2009 upon the occurrence and continuation of a certain tax event, generally defined as a change in the United States tax law whereby the interest payable by the Company is no longer deductible for federal income tax purposes.

The terms of the indenture generally provide that so long as the Senior Debt is outstanding, neither the Company nor any of its subsidiaries may:

•	assume or permit to exist any indebtedness that is secured by any encumbrance on the capital stock of the Company or any of its subsidiaries which is senior to the Senior Debt; or

•	issue, sell, transfer or otherwise dispose of any shares of, securities convertible into, or warrants, rights or options to subscribe for or purchase shares of, capital stock of any subsidiary.

The Company is in compliance with all covenants in the indenture at December 31, 2005.

Interest payable is included in accrued expenses on the accompanying consolidated balance sheets.

 JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

11.    Junior Subordinated Debt

James River Group, Inc. arranged for the sale of trust preferred securities (Trust Preferred Securities) through James River Capital Trust I and James River Capital Trust II (each, a Trust; collectively, the Trusts), Delaware statutory trusts sponsored and wholly-owned by the Company. Each Trust was created solely for the purpose of issuing the Trust Preferred Securities. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, the Trusts have not been consolidated with the Company in these financial statements.

Each Trust used proceeds from the sale of its Trust Preferred Securities to purchase the Company’s floating rate junior subordinated debentures (the Junior Subordinated Debt) issued to the Trust under an indenture (each, an Indenture; collectively, the Indentures). The Junior Subordinated Debt is the sole asset of each Trust, and the Trust Preferred Securities are the sole liabilities of each Trust. The Company purchased all of the outstanding common stock of the Trusts, and the Company’s investment in the Trusts is included in other assets in the accompanying consolidated balance sheets.

The following table summarizes the nature and terms of the Junior Subordinated Debt and Trust Preferred Securities:

	James River Capital Trust I	James River Capital Trust II
Issue date	May 26, 2004	December 15, 2004
Principal amount of Trust Preferred Securities	$7,000	$15,000
Principal amount of Junior Subordinated Debt	$7,217	$15,464
Maturity date of Junior Subordinated Debt, unless accelerated earlier	May 24, 2034	December 15, 2034
Trust common stock	$217	$464
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%
Redeemable at 100% of principal amount at option of Company on or after	May 24, 2009	December 15, 2009

Interest on the Trust Preferred Securities and interest paid by the Company to the Trusts on the Junior Subordinated Debt is payable quarterly in arrears at a per annum rate of the three-month LIBOR on the Determination Date (as defined in the Indentures) plus a margin as described in the table above. The Company has the right to defer interest payments on the Junior Subordinated Debt for up to five years without triggering an event of default.

The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt by the Company in conjunction with a special event (as defined) and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt.

The Company has provided a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities.

The Indentures contain certain organizational covenants of which the Company is in compliance as of December 31, 2005.

Interest payable is included in accrued expenses on the accompanying consolidated balance sheets.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

12.    Capital Stock

Common Stock

On May 3, 2005, the Company filed a registration statement on Form S-1 with the Securities Exchange Commission for the purpose of making an initial public offering of Common Stock. The Company’s registration statement was declared effective on August 8, 2005. On August 9, 2005, the Company increased the number of authorized shares of Common Stock from 2,000,000 to 100,000,000 and affected a 10 for 1 split of the Company’s Common Stock to shareholders of record on that date. All Common Stock share and per share amounts have been restated to give retroactive effect to the stock split. Immediately prior to the closing of the initial public offering on August 12, 2005, all of the Company’s outstanding Series A Convertible Preferred Stock (Series A Preferred Stock) and Series B Convertible Preferred Stock (Series B Preferred Stock), including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of Common Stock. The conversion of the Preferred Stock dividends had the effect of decreasing retained earnings by $9,909, increasing Common Stock by $11 and increasing additional paid-in capital by $9,898. Gross proceeds from the sale of 4,444,000 shares of Common Stock, at an initial public offering price per share of $18.00, totaled $79,992. Costs associated with the initial public offering included $5,600 of underwriting costs and $995 of other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of Common Stock were issued at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $11,999 and underwriting costs were $840.

The Company did not pay any cash dividends to common stockholders in 2005, 2004 or 2003.

The following table summarizes the number of shares of Common Stock issuable and reserved for future issuance at December 31, 2005:

Issuable Shares
Upon exercise of options	2,128,359
Upon exercise of warrants	149,625
Total	2,277,984

Convertible Preferred Stock

On August 9, 2005, the Company set the number of authorized shares of preferred stock (Preferred Stock) at 5,000,000.

Series A and Series B Convertible Preferred Stock

On January 15, 2003, the Company designated 85,000 shares of its Preferred Stock as Series A Preferred Stock and on January 21, 2003 issued all such shares. Gross proceeds from the transaction totaled $8,500, and the Company incurred syndication costs of $61.

On June 20, 2003, the Company designated 500,000 shares of its Preferred Stock as Series B Preferred Stock and on June 30, 2003 issued all such shares. Gross proceeds from the transaction totaled $50,000.

On September 4, 2003, the Company’s Board approved the increase in the number of shares designated as Series B Preferred Stock from 500,000 shares to 700,000 shares and extended its Series B Preferred Stock offering. In connection with the extended Series B Preferred Stock offering, the Company issued 200,000 Series B Preferred Stock shares on October 31, 2003 in the form of 191,450 Series B Preferred Stock shares and 8,550 Series B Preferred Stock units (Series B Units). Each Series B Unit consists of one

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

12.    Capital Stock (continued)

Convertible Preferred Stock (continued)

Series B Preferred Stock share and one Warrant for the purchase of 17.5 shares of common stock at an exercise price of $10.00 per share of Common Stock, subject to adjustment (the Warrants) (see Note 13). Gross proceeds from the transaction totaled $20,000.

On May 5, 2004, the Company increased the number of shares designated as Series B Preferred Stock from 700,000 to 713,500 and extended its Series B Preferred Stock offering. In connection with this offering, the Company issued 13,500 Series B Preferred Stock shares. Gross proceeds from the transaction totaled $1,350.

The Company incurred syndication costs of $233 in its Series B Preferred Stock offerings.

The holders of Series A Preferred Stock and Series B Preferred Stock were entitled to cumulative, non-compounding dividends at the rate of 6.0% per annum (as a percentage of the Preferred Stock purchase price). Prior to the initial public offering, no preferred dividends had been declared. Immediately prior to the closing of the Company’s initial public offering on August 12, 2005, all of the Company’s outstanding Preferred Stock including shares representing accrued but unpaid dividends was converted into 9,956,413 shares of Common Stock.

The Series A Preferred Stock liquidation preference amount disclosed on the face of the balance sheet at December 31, 2004 varies from the proceeds received on the Series A Preferred Stock primarily due to the $100 per share purchase price and the $50 per share conversion price.

13.    Stock Options and Warrants

In 2005, the Company adopted the 2005 Incentive Plan. Key employees, directors and third party service providers (generally, consultants, agents, advisors or independent contractors not involved in marketing or selling the Company’s securities) are eligible to receive share awards, subject to individual, annual and aggregate award limits, in the form of options, share appreciation rights, restricted share awards or units, performance shares or units and other share-based awards as well as cash-based awards. The maximum number of shares available for issuance to participants under the 2005 Incentive Plan is 1,691,075. All options granted in 2005 were issued under the 2005 Incentive Plan.

In 2003, the Company adopted the 2003 Incentive Plan. Under the 2003 Incentive Plan, certain directors, officers, and key employees were eligible to be granted various stock-based awards. No additional awards will be made under the 2003 Incentive Plan.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

13.    Stock Options and Warrants (continued)

Information concerning the stock option plan is summarized below:

	Year ended December 31,
	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	1,703,180	$10.07	1,277,450	$10.00	—	$—
Granted	451,979	18.23	431,820	10.27	1,277,450	10.00
Exercised	(3,030)	10.00	—	—	—	—
Forfeited	(23,770)	10.84	(6,090)	10.00	—	—
Outstanding, end of year	2,128,359	$11.79	1,703,180	$10.07	1,277,450	$10.00
Exercisable, end of year	738,574	$10.04	317,790	$10.00	—	$—

The following table summarizes certain stock option information by exercise price at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$10.00-$12.50	1,678,880	7.6 years	$10.07	738,574	$10.04
$18.00-$21.00	449,479	9.6 years	18.23	—	—
	2,128,359	8.0 years	$11.79	738,574	$10.04

Currently, all of the options vest over a four year period commencing from the date of grant and are exercisable for ten years following the date of grant. Certain of the options will immediately vest in the event of a change in control of the Company.

For purposes of the pro forma information required by Statement No. 123, the value of options granted was estimated at the date of the grant using the Black Scholes option pricing model for grants in 2005 after the Company’s initial public offering and the Minimum Value option pricing model for grants in 2004 and 2003, with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Weighted-average risk-free interest rate	4.32%	3.44%	3.20%
Dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	35.00%	0.00%	0.00%
Weighted-average expected life	7 years	7 years	7 years

The Black Scholes option pricing model and the Minimum Value option pricing model were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

13.    Stock Options and Warrants (continued)

The Minimum Value option pricing model used for grants in 2004 and 2003 does not consider expected stock price volatility in valuing options granted. The Black Scholes option pricing model used for 2005 grants considers expected stock price volatility in valuing options granted. Because the Company became publicly traded in August 2005, there is not sufficient historical stock price information available on the Company to estimate stock price volatility. As a result, the Company utilized stock price volatility data for similar property/casualty companies in the period after their initial public stock offerings as the basis for determining the expected stock price volatility to use in valuing the Company’s 2005 stock option grants.

The weighted average value of options issued in 2005, 2004 and 2003 determined as described above was $8.31, $2.21, and $2.01, respectively.

As part of the extended Series B Preferred Stock offering, the Company issued 8,550 Series B Units. Each Series B Unit consists of one Series B preferred share and one Warrant for the purchase of 17.5 shares of Common Stock at an exercise price of $10.00 per share of Common Stock, subject to adjustment. There is no vesting period associated with the exercise of the Warrants, and the Warrants expire on October 31, 2013. Compensation expense of $524 was recognized on these Warrants in 2003 representing a value of $61.29 per Warrant. The fair value of these Warrants was estimated using the Minimum Value pricing model with the following assumptions: risk-free interest rate of 4.23%, a dividend yield of 0.00%, an expected stock price volatility of 0.00% and an expected life of the warrants of ten years.

James River Group, Inc. has an employment agreement with its President and Chief Executive Officer. Under the terms of the agreement, the President will be granted, in certain circumstances, options for the purchase of Common Stock equal to 5.0% of the total number of shares of Common Stock or securities convertible into Common Stock offered by us in future equity financing transactions until such time that the Company has raised an aggregate of $250,000 in equity. The exercise price of the options to be issued will be equal to the per share fair market value of the Company's Common Stock at the closing date of the equity offering.

14.    Income Taxes

The Company files a consolidated federal income tax return with all of the subsidiaries consolidated in these financial statements. At December 31, 2003, the Company had net operating loss carryforwards of $4,686. These net operating loss carryforwards were used to offset taxable income during the year ended December 31, 2004.

The Company’s effective income tax rate on pre-tax income (loss) differs from the prevailing corporate federal income tax rate and is summarized as follows:

	Year ended December 31,
	2005	2004	2003
Income tax expense (benefit) at federal rate of 35.0% in 2005 and 2004 and 34.0% in 2003	$6,043	$3,637	$(1,764)
Change in deferred tax valuation allowance	—	(1,899)	1,802
Tax-exempt income	(731)	(98)	—
Other	(110)	(4)	(38)
Total	$5,202	$1,636	$—

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

14.    Income Taxes (continued)

The significant components of the net deferred tax asset at the current prevailing tax rate are summarized as follows:

	December 31,
	2005	2004
Deferred tax assets:
Unearned premiums	$6,699	$4,673
Reserve for losses and loss adjustment expenses	5,197	2,341
Net unrealized losses	1,794	59
Other	594	1,329
Total deferred tax assets	14,284	8,402
Deferred tax liabilities:
Deferred policy acquisition costs	4,865	3,970
Property and equipment	564	690
Other	856	144
Total deferred tax liabilities	6,285	4,804
Net deferred tax assets	$7,999	$3,598

Management periodically reviews the need for a valuation allowance related to its deferred tax assets. Prior to 2004, management established a tax valuation allowance equal to total deferred tax assets net of existing deferred tax liabilities and current income tax expense. During 2004, management concluded that it was more likely than not that the Company would realize its entire deferred tax asset. Management based this conclusion primarily on the fact that the Company had generated taxable income on an inception-to-date basis sufficient to exhaust all of the Company’s net operating loss carryforwards created in its start-up phase. No valuation allowance was established against the Company’s deferred tax assets at December 31, 2005 or 2004.

The components of the changes in the deferred tax valuation allowance were recorded as follows:

	Year Ended December 31,
	2005	2004	2003
Change recorded in operations	$—	$(1,899)	$1,802
Change recorded in stockholders’ equity:
Net unrealized losses	—	(105)	105
Total change in the deferred tax valuation allowance	$—	$(2,004)	$1,907

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

15.    Other Operating Expenses

Other operating expenses consist of the following:

	Year ended December 31,
	2005	2004	2003
Other underwriting expenses	$10,040	$6,958	$2,352
Amortization of policy acquisition costs	17,227	12,853	976
Operating expenses of insurance segments prior to commencing insurance operations	—	—	3,703
Other costs (recoveries)	1,179	879	(189)
Total	$28,446	$20,690	$6,842

16.    Employee Benefits

The Company offers savings plans (the Savings Plans), which qualify under Section 401(k) of the Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company matches employee contributions at the rate of 100% up to a maximum contribution of 6% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2005, 2004 and 2003, the Company’s expense associated with the Savings Plans totaled $540, $386 and $167, respectively.

17.    Related Party Transactions

In January 2003, the Company entered into a consulting agreement with its Chairman of the Board of Directors. Pursuant to this agreement, the Chairman received an annual fee of $60 in exchange for services in his capacity as Chairman of the Board of Directors and other services. In August 2005, this consulting agreement was terminated. Immediately following the initial public offering, the Company entered into a new consulting agreement whereby the Chairman will receive an annual fee of $40 for his consulting services. This agreement may be terminated by either party with 90 days written notice. Expenses related to this agreement totaled $52 for 2005 and $60 for each of the years ended December 31, 2004 and 2003.

As part of its 2003 Series B Preferred Stock offerings, the Company loaned a total of $2,565 to employees and directors to purchase shares in the respective transactions. The notes have an annual interest rate of 4.5% and are reported in the accompanying consolidated balance sheets as a reduction in stockholders’ equity. In April 2005, all $2,020 of the outstanding loans extended to directors and executive officers were repaid in full. An additional $10 was repaid during the third quarter of 2005, leaving $535 of loans outstanding at December 31, 2005. Interest on the notes for the years ended December 31, 2005, 2004 and 2003 totaled $52, $117 and $55, respectively, and is recorded as other income in the accompanying statements of operations.

Beginning in 2003, the Company contracted with two investment advisory firms to manage the Company’s investment portfolio. A member of the Company’s Board of Directors is a partner of one of the firms with which the Company contracts. For the years ended December 31, 2005, 2004 and 2003, the Company incurred expenses of $89, $44 and $2, respectively, with that firm. Fees charged under the agreement with that firm are comparable to fees charged by the Company’s other investment advisory service provider.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

18.    Commitments and Contingent Liabilities

The Company leases certain office space under operating leases that expire at various times and are subject to renewal options at market rates prevailing at the time of renewal. Rental expense for such leases was $650, $514 and $252 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, future minimum payments under non-cancelable operating leases are as follows:

2006	$690
2007	705
2008	517
2009	106
2010	—
$2,018

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position or results of operations.

19.    Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

	Year ended December 31,
	2005	2004	2003
Unrealized gains (losses) arising during the period, before taxes	$(5,208)	$61	$(300)
Income taxes	1,823	(21)	105
Change in deferred tax valuation allowance	—	105	(105)
Unrealized gains (losses) arising during the period, net of taxes	(3,385)	145	(300)
Less reclassification adjustment:
Losses realized in net income (loss)	(252)	(71)	—
Income taxes	89	25	—
Reclassification adjustment for losses realized in net income (loss)	(163)	(46)	—
Other comprehensive (loss) income	$(3,222)	$191	$(300)

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

20.    Segment Information

The Company has three reportable segments, each of which is a separately managed business unit. The ‘‘Excess and Surplus Insurance’’ segment primarily offers commercial excess and surplus lines liability and property products. The ‘‘Workers’ Compensation Insurance’’ segment offers workers’ compensation insurance coverages. The ‘‘Corporate and Other’’ segment consists of certain management and treasury activities of James River Group, Inc. and interest expense associated with the Company’s Senior Debt and Junior Subordinated Debt. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment revenues for each reportable segment consist of net earned premiums, net investment income, realized investment gains (losses) and other income. Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and LAE and other operating expenses of the insurance segments. Segment results are reported prior to the effects of the intercompany reinsurance pooling agreement between the Company’s insurance subsidiaries.

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
Year ended December 31, 2005
Direct written premiums	$207,396	$29,221	$—	$236,617
Net earned premiums	91,427	26,073	—	117,500
Segment revenues	99,263	27,546	784	127,593
Net investment income	7,877	1,532	803	10,212
Interest expense	—	—	2,667	2,667
Underwriting profit	10,199	820	—	11,019
Segment assets	493,756	67,560	35,728	597,044
Year ended December 31, 2004
Direct written premiums	$133,354	$9,185	$—	$142,539
Net earned premiums	70,530	5,233	—	75,763
Segment revenues	73,339	5,864	259	79,462
Net investment income	2,873	620	133	3,626
Interest expense	—	—	793	793
Underwriting profit (loss)	10,980	(2,616)	—	8,364
Segment assets	213,904	30,010	23,034	266,948
Year ended December 31, 2003
Direct written premiums	$36,764	$—	$—	$36,764
Net earned premiums	5,087	—	—	5,087
Segment revenues	5,432	5	113	5,550
Net investment income	346	5	56	407
Interest expense	—	—	—	—
Underwriting profit (loss)	(1,613)	—	—	(1,613)
Segment assets	100,874	20,443	2,244	123,561

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

20.    Segment Information (continued)

The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to consolidated income before taxes:

	Year ended December 31,
	2005	2004	2003
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Insurance	$10,199	$10,980	$(1,613)
Workers’ Compensation Insurance	820	(2,616)	—
Total underwriting profit (loss) of insurance segments	11,019	8,364	(1,613)
Net investment income	10,212	3,626	407
Realized investment losses	(252)	(71)	—
Other income	133	144	56
Other operating expenses of the Corporate and Other segment	(1,179)	(879)	189
Operating expenses of the insurance segments prior to commencing insurance operations	—	—	(3,703)
Interest expense	(2,667)	(793)	—
Compensation expense on common stock warrant insurance	—	—	(524)
Consolidated income (loss) before taxes	$17,266	$10,391	$(5,188)

The Company has 13 underwriting divisions, 12 of which are in the Excess and Surplus Insurance segment and one of which is in the Workers’ Compensation Insurance segment. Each underwriting division focuses on a specific industry group or coverage. Direct written premiums by underwriting division are presented below:

	Year ended December 31,
	2005	2004	2003
Manufacturers and Contractors	$37,620	$21,552	$5,328
Excess Casualty	30,908	21,565	4,340
General Casualty	30,001	22,456	8,157
Allied Health	29,535	25,682	8,778
Workers’ Compensation	29,221	9,185	—
Professional Liability	22,878	16,838	4,875
Excess Property	20,118	6,456	1,992
Primary Property	12,421	10,375	2,547
Energy	12,221	5,651	747
Healthcare	5,107	1,570	—
Environmental	4,113	1,209	—
Life Sciences	2,295	—	—
Small Business	179	—	—
Total	$236,617	$142,539	$36,764

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

20.    Segment Information (continued)

The Company does business with one broker that generated $46,658 of direct written premiums for the Excess and Surplus Insurance segment, representing 19.7% of consolidated direct written premiums and 22.5% of the Excess and Surplus Insurance segment’s direct written premiums for the year ended December 31, 2005. The Company has agency contracts with various branches within the aforementioned broker. While the loss of this broker in the aggregate could have a material adverse effect on the Company and the Excess and Surplus Insurance segment, the Company does not believe that the loss of a single branch would have a material adverse effect on the Company or the Excess and Surplus Insurance segment. No other broker generated 10.0% or more of the direct written premiums for the Excess and Surplus Insurance segment for the year ended December 31, 2005.

Approximately $3,228, or 11.0%, of the Workers’ Compensation Insurance segment’s direct written premiums for the year ended December 31, 2005 were generated by one agency. The loss of this agency could have a material adverse effect on the Workers’ Compensation Insurance segment. No other agency generated 10.0% or more of the direct written premiums for the Workers’ Compensation Insurance segment for the year ended December 31, 2005.

21.    Fair Value

The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity securities available-for-sale	$339,512	$339,512	$172,731	$172,731
Equity securities available-for-sale	—	—	2,290	2,290
Cash and cash equivalents	41,029	41,029	20,210	20,210
Liabilities
Senior debt	15,000	15,000	15,000	15,000
Junior subordinated debt	22,681	22,681	22,681	22,861

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace.

The fair values of cash and cash equivalents approximate their carrying values due to their short-term maturity.

The fair values of Senior Debt and Junior Subordinated Debt approximate their carrying values due to the floating interest rate structure inherent in these instruments.

22.    Statutory Matters and Dividend Restrictions

State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities (SAP) for the Company’s insurance subsidiaries differ from accounting principles generally accepted in the United States (GAAP). The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (i)

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

22.    Statutory Matters and Dividend Restrictions (continued)

policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (ii) certain assets are not admitted for purposes of determining surplus under SAP, (iii) the classification and carrying amounts of investments in certain securities are different under SAP and GAAP and (iv) the criteria for providing asset valuation allowances and the methodologies used to determine the amount thereof are different under SAP and GAAP. Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the insurance subsidiaries as of December 31, 2005, 2004 and 2003 and for the years then ended are summarized as follows:

	2005	2004	2003
Statutory net income (loss)	$7,729	$(1,544)	$(5,286)
Statutory capital and surplus	157,133	79,378	58,183
Minimum required statutory capital and surplus	7,250	7,250	6,250

The insurance statutes of the insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually to the Company without first obtaining regulatory approval. Generally, the limitations are based on statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to the Company from its insurance subsidiaries during 2006 without regulatory approval is $14,508.

Risk-Based Capital (RBC) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2005, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.

23.    Unaudited Selected Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations:

	2005 Quarter				2005
	First	Second	Third	Fourth	Year
Net earned premiums	$24,832	$31,074	$23,455	$38,139	$117,500
Net investment income	1,745	2,017	2,686	3,764	10,212
Realized investment losses	(25)	(73)	(13)	(141)	(252)
Total revenues	26,597	33,049	26,156	41,791	127,593
Net income (loss)	4,606	4,685	(9,481)	12,254	12,064
Earnings (loss) per share:
Basic	342,485.20	349,033.70	(1.24)	0.81	1.56
Diluted	0.46	0.46	(1.24)	0.78	0.94

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003
(in thousands, except for share data)

23.    Unaudited Selected Quarterly Financial Data (continued)

	2004 Quarter				2004
	First	Second	Third	Fourth	Year
Net earned premiums	$9,255	$16,081	$22,113	$28,314	$75,763
Net investment income	588	762	1,080	1,196	3,626
Realized investment losses	—	—	(1)	(70)	(71)
Total revenues	9,872	16,909	23,195	29,486	79,462
Net income	581	1,947	2,968	3,259	8,755
Earnings (Loss) per share:
Basic	(58,965.30)	76,288.70	176,399.30	205,444.50	399,167.20
Diluted	(58,965.30)	0.21	0.31	0.33	0.93

JAMES RIVER GROUP, INC. AND SUBSIDIARIES
SCHEDULE I
Summary of Investments — Other than Investments in Related Parties

Type of Investment	Amortized Cost	Fair Value	Amount at Which Shown in Balance Sheet
	(in thousands)
Fixed Maturity Securities:
Available-for-sale:
United States Government and government agencies and authorities	$115,558	$113,620	$113,620
States, municipals and political subdivisions	99,047	98,161	98,161
Public utilities	24,183	23,712	23,712
All other corporate bonds	105,848	104,019	104,019
Total investments	$344,636	$339,512	$339,512

JAMES RIVER GROUP, INC.
SCHEDULE II
Condensed Financial Information of Registrant
Parent Company Balance Sheets

	December 31,
	2005	2004
	(in thousands)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: 2005 – $28,808; 2004 – $16,894)	$28,515	$16,878
Equity securities available-for-sale, at fair value (cost: 2004 – $2,300)	—	2,290
Total investments	28,515	19,168
Cash and cash equivalents	3,752	424
Accrued investment income	304	182
Investments in consolidated subsidiaries, equity method	179,901	97,426
Property and equipment, net	993	1,313
Deferred tax assets	14	242
Receivables from consolidated subsidiaries	—	56
Other assets	2,150	1,736
Total assets	$215,629	$120,547

Liabilities and Stockholders’ Equity
Accrued expenses	$917	$1,272
Senior debt	15,000	15,000
Junior subordinated debt	22,681	22,681
Other liabilities	876	899
Total liabilities	39,474	39,852
Commitments and contingent liabilities
Stockholders’ equity	176,155	80,695
Total liabilities and stockholders’ equity	$215,629	$120,547

See accompanying notes

JAMES RIVER GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
Condensed Financial Information of Registrant
Parent Company Statements of Operations

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Revenues
Management fee income from consolidated subsidiaries	$3,118	$2,840	$1,801
Net investment income	803	133	56
Realized investment losses	(119)	—	—
Other income	100	127	55
Total revenues	3,902	3,100	1,912

Expenses
Other operating expenses	4,297	3,720	1,611
Interest expense	2,667	793	—
Compensation expense on common stock warrant issuance	—	—	524
Total expenses	6,964	4,513	2,135
Loss before taxes and equity in undistributed earnings (loss) of consolidated subsidiaries	(3,062)	(1,413)	(223)
Federal income tax benefit	1,092	553	—
Equity in undistributed earnings (loss) of consolidated subsidiaries	14,034	9,615	(4,965)

Net income (loss)	$12,064	$8,755	$(5,188)

See accompanying notes

JAMES RIVER GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
Condensed Financial Information of Registrant
Parent Company Statements of Cash Flow

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Operating activities
Net income (loss)	$12,064	$8,755	$(5,188)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(13,976)	(8,661)	5,908
Net cash (used in) provided by operating activities	(1,912)	94	720
Investing activities
Acquisitions, net of cash acquired	—	—	(28,914)
Capital contributions to consolidated subsidiaries	(71,500)	(18,100)	(46,117)
Securities available-for-sale:
Purchases – fixed maturity securities	(25,186)	(16,935)	—
Purchases – equity securities	(1,000)	(2,300)	—
Sales – fixed maturity securities	500	—	—
Sales – equity securities	3,263	—	—
Maturities and calls – fixed maturity securities	12,559	—	—
Purchases of property and equipment	(12)	(315)	(434)
Net cash used in investing activities	(81,376)	(37,650)	(75,465)
Financing activities
Proceeds from issuance of Common Stock	92,021	—	—
Proceeds from issuance of Series A Preferred Stock	—	—	8,500
Proceeds from issuance of Series B Preferred Stock	—	1,350	67,435
Issuance of senior debt	—	15,000	—
Issuance of junior subordinated debt	—	22,000	—
Issuance costs	(7,435)	(1,049)	(297)
Repayment of notes receivable from officers and directors	2,030	—	—
Investor funds received pending issuance of Series A Preferred Stock shares	—	—	(6,865)
Net cash provided by financing activities	86,616	37,301	68,773
Change in cash and cash equivalents	3,328	(255)	(5,972)
Cash and cash equivalents at beginning of period	424	679	6,651
Cash and cash equivalents at end of period	$3,752	$424	$679

See accompanying notes

JAMES RIVER GROUP, INC. AND SUBSIDIARIES
SCHEDULE II
Condensed Financial Information of Registrant
Parent Company Notes to Condensed Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

1.	Accounting Policies

Organization

James River Group, Inc. (the Company) is a Delaware-domiciled holding company organized for the purpose of acquiring and managing insurance entities.

Basis of Presentation

The condensed financial statements and notes are prepared in accordance with United States generally accepted accounting principles.

The accompanying condensed financial statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings (loss) of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

Estimates and Assumptions

Preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

2.	Senior Debt

On May 26, 2004, the Company issued $15,000 of unsecured, floating rate senior debentures due April 29, 2034 unless accelerated earlier, through an indenture. See Note 10 to the consolidated financial statements of James River Group, Inc. and Subsidiaries for a description of these senior debentures.

3.	Junior Subordinate Debt

The Company arranged for the sale of trust preferred securities (Trust Preferred Securities) through James River Capital Trust I and James River Capital Trust II (each, a Trust; collectively, the Trusts), Delaware statutory trusts sponsored and wholly-owned by the Company. Each Trust used proceeds from the sale of its Trust Preferred Securities to purchase the Company's floating rate junior subordinated debentures issued to the Trust under an indenture. See Note 11 to the consolidated financial statements of James River Group, Inc. and Subsidiaries for a description of these junior subordinated debentures.

4.	Commitments and Contingent Liabilities

The Company leases certain office space under an operating lease that expires in 2008 and is subject to renewal options at market rates prevailing at the time of renewal. Rental expense for such leases was $69, $68 and $44 for the years ended December 31, 2005 and 2004 and 2003, respectively. As of December 31, 2005, future minimum payments under this noncancelable operating lease are as follows:

2006	$71
2007	73
2008	74
$218

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Schedule III
Supplementary Insurance Information

(in thousands)

	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year ended December 31, 2005
Excess and Surplus Insurance	$13,092	$209,577	$108,869	$91,427	$7,877	$62,868	$13,835	$4,525	$111,074
Workers’ Compensation Insurance	807	16,916	6,896	26,073	1,532	16,346	3,392	5,515	29,516
Corporate and Other	—	—	—	—	803	—	—	—	—
Total	$13,899	$226,493	$115,765	$117,500	$10,212	$79,214	$17,227	$10,040	$140,590
Year ended December 31, 2004
Excess and Surplus Insurance	$10,821	$59,070	$75,316	$70,530	$2,873	$43,740	$12,030	$3,780	$112,427
Workers’ Compensation Insurance	523	3,173	2,974	5,233	620	3,848	823	3,178	7,751
Corporate and Other	—	—	—	—	133	—	—	—	—
Total	$11,344	$62,243	$78,290	$75,763	$3,626	$47,588	$12,853	$6,958	$120,178
Year ended December 31, 2003
Excess and Surplus Insurance	$4,109	$17,417	$29,436	$5,087	$346	$3,372	$976	$2,352	$27,425
Workers’ Compensation Insurance	—	—	—	—	5	—	—	—	—
Corporate and Other	—	—	—	—	56	—	—	—	—
Total	$4,109	$17,417	$29,436	$5,087	$407	$3,372	$976	$2,352	$27,425

INDEX TO EXHIBITS

Number	Exhibit
3.1	Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
3.2	Form of Third Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
4.1	Specimen Stock Certificate, representing James River Group, Inc. common stock, par value $0.0l per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.2	Form of Warrant relating to Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.3	Registration Rights Agreement dated January 21, 2003, by and among James River Group, Inc. and certain stockholders as named therein (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.4	Indenture dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.5	Indenture dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.6	Amended and Restated Declaration of Trust of James River Capital Trust I dated as of May 26, 2004, by and among James River Group, Inc., the Trustees (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.7	Preferred Securities Guarantee Agreement dated as of May 26, 2004, by James River Group, Inc., as Guarantor and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the Holders (as defined therein) of James River Capital Trust I (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.8	Indenture dated December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.9	Amended and Restated Declaration of Trust of James River Capital Trust II dated as of December 15, 2004, by and among James River Group, Inc., the Trustees (as defined therein), the Administrators (as named therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

Number	Exhibit
4.10	Guarantee Agreement dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the Holders (as defined therein) from time to time of the capital securities of James River Capital Trust II (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
10.1	James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.2	First Amendment to the James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.3	Form of Non-Qualified Option Grant Certificate Pursuant to the James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.4	Form of Non-Qualified Option Grant Certificate for Entities Pursuant to the James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.5	Form of Incentive Stock Option Grant Certificate for Employees Pursuant to the James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.6	James River Group, Inc. 2005 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.7	Employment Agreement dated and effective as of November 15, 2002 by and between James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.8	Amendment to Employment Agreement dated September 4, 2003 by and between James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.9	Second Amendment to Employment Agreement dated and effective as of August 12, 2005 by and between James River Group, Inc. and J. Adam Abram.*
10.10	Employment and Arbitration Agreement dated and effective as of November 2, 2002 by and between James River Management Company, Inc. and Michael P. Kehoe (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.11	Employment and Arbitration Agreement dated and effective as of October 1, 2003 by and between Stonewood Insurance Management Company, Inc. and C. Kenneth Mitchell (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.12	Employment Agreement dated and effective as of April 29, 2005 by and between James River Group, Inc. and Michael T. Oakes (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.13	Summary of offer letter, as amended, by and between James River Group, Inc. and Michael E. Crow.*
10.14	Summary of Consulting Agreement for Richard W. Wright.*
10.15	Summary of Director Compensation.*

Number	Exhibit
10.16	Form of Indemnification Agreement between James River Group, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.17	Stock Purchase Agreement dated as of April 3, 2003 by and between James River Group, Inc. and American Empire Surplus Lines Insurance Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.18	Reinsurance Agreement effective January 1, 2002 by and between Fidelity Excess and Surplus Insurance Company and American Empire Surplus Lines Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
10.19	Amendment to Reinsurance Agreement effective as of January 1, 2002 by and between Fidelity Excess and Surplus Insurance Company and American Empire Surplus Lines Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
10.20	Guarantee Agreement dated as of June 30, 2003 by and between James River Group, Inc. and Great American Insurance Company (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
10.21	Trust Account Agreement effective March 12, 2003 by and among American Empire Surplus Lines Insurance Company, the Provident Bank and Fidelity Excess and Surplus Insurance Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
10.22	Net Quota Share Reinsurance Contract effective as of January 1, 2005 by and among James River Insurance Company and the Subscribing Reinsurers named therein (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
11	Statement re computation of per share earnings is included in Note 3 to the Consolidated Financial Statements in Item 8, ‘‘Financial Statements and Supplementary Data’’, of this report on Form 10-K.
21	Subsidiaries of James River Group, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan or arrangement for Company officer or director.