Form 10-Q
period 2006-03-31
James River Group, INC
filed 2006-05-12
CIK 1325177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

COMMISSION FILE NO. 000-51480

JAMES RIVER GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0539572
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 Meadowmont Village Circle, Suite 333 Chapel Hill, North Carolina	27517
(Address of Principal Executive Offices)	(Zip Code)
(919) 883-4171
(Registrant’s Telephone Number, Including Area Code)
1414 Raleigh Road, Suite 415, Chapel Hill, NC 27517
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

On May 8, 2006, 15,087,308 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2006	December 31, 2005
	(in thousands)
Assets
Investments available-for-sale:
Fixed maturity securities at fair value (amortized cost: 2006 – $393,545; 2005 – $344,636)	$383,941	$339,512
Cash and cash equivalents	48,961	41,029
Accrued investment income	4,063	3,988
Premiums receivable and agents’ balances	27,245	32,521
Reinsurance recoverable on unpaid losses	106,031	110,514
Reinsurance recoverable on paid losses	5,421	11,544
Prepaid reinsurance premiums	25,734	25,922
Deferred policy acquisition costs	15,318	13,899
Federal income taxes receivable	—	788
Deferred tax assets	10,907	7,999
Intangible insurance assets	4,184	4,184
Property and equipment, net	2,589	2,741
Other assets	2,550	2,403
Total assets	$636,944	$597,044

See accompanying notes.

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2006	December 31, 2005
	(in thousands except for share data)
Liabilities and stockholders’ equity
Reserve for losses and loss adjustment expenses	$249,358	$226,493
Unearned premiums	121,176	115,765
Payables to reinsurers	6,440	11,316
Senior debt	15,000	15,000
Junior subordinated debt	22,681	22,681
Funds held	19,248	21,992
Accrued expenses	4,659	4,635
Federal income taxes payable	3,717	—
Other liabilities	14,121	3,007
Total liabilities	456,400	420,889
Commitments and contingencies
Stockholders’ equity:
Common stock – $0.01 par value; 100,000,000 shares authorized; 2006: 15,087,308 shares issued and outstanding; 2005 – 15,070,053 shares issued and outstanding	150	150
Common stock warrants	524	524
Additional paid-in capital	174,374	173,903
	175,048	174,577
Notes receivable from employees and directors	(535)	(535)
Retained earnings	12,273	5,444
Accumulated other comprehensive loss	(6,242)	(3,331)
Total stockholders’ equity	180,544	176,155
Total liabilities and stockholders’ equity	$636,944	$597,044

See accompanying notes.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands except for share data)
Revenues
Gross written premiums	$68,165	$47,020
Ceded written premiums	(14,477)	(16,030)
Net written premiums	53,688	30,990
Change in net unearned premiums	(5,599)	(6,158)
Net earned premiums	48,089	24,832
Net investment income	3,993	1,745
Realized investment losses	(35)	(25)
Other income	42	45
Total revenues	52,089	26,597
Expenses
Losses and loss adjustment expenses	29,217	13,394
Other operating expenses	12,025	5,693
Interest expense	777	588
Total expenses	42,019	19,675
Income before taxes	10,070	6,922
Federal income tax expense	3,241	2,316
Net income	$6,829	$4,606
Earnings per share:
Basic	$0.45	$342,485.20
Diluted	$0.43	$0.46

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating activities
Net cash provided by operating activities	$46,036	$27,659
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(62,848)	(37,776)
Maturities and calls – fixed maturity securities	6,112	1,178
Sales – fixed maturity securities	7,248	4,114
Sales – equity securities	—	300
Payable to securities brokers	11,223	1,347
Purchases of property and equipment	(87)	(156)
Net cash used in investing activities	(38,352)	(30,993)
Financing activities
Proceeds from exercise of stock options	173	—
Income tax benefit from stock option exercises	75	—
Net cash provided by financing activities	248	—
Change in cash and cash equivalents	7,932	(3,334)
Cash and cash equivalents at beginning of period	41,029	20,210
Cash and cash equivalents at end of period	$48,961	$16,876

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2006

(in thousands except for share data)

1.	Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Readers are urged to review the Company’s 2005 audited consolidated financial statements contained in Form 10-K for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited annual consolidated financial statements.

Significant intercompany transactions and balances have been eliminated.

Certain reclassifications of prior year amounts have been made to conform to the 2006 presentation.

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

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25) and amends FASB Statement No. 95, Statement of Cash Flows. The Company adopted Statement 123(R) using the modified prospective method on January 1, 2006.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

(in thousands except for share data)

2.    Stock Based Compensation

The Company’s shareholders have approved two incentive compensation plans, the 2003 Incentive Plan and the 2005 Incentive Plan (the Plans). Effective March 23, 2006, the 2003 Incentive Plan, for which options were previously granted to directors and key employees, was terminated with regard to future stock-based awards. Under the 2005 Incentive Plan, key employees, directors and third party service providers (generally, consultants, agents, advisors or independent contractors not involved in marketing or selling the Company’s securities) are eligible to receive share awards, subject to individual, annual and aggregate award limits, in the form of options, share appreciation rights, restricted share awards or units, performance shares or units and other share-based awards as well as cash-based awards. To date, the only share-based awards granted have been options to directors and key employees. All share-based equity awards under the Plans are issued at the discretion of the Compensation Committee of the Company’s Board of Directors. All options awarded to date vest over a four year period commencing from the date of grant and are exercisable for ten years from the date of grant. All options issued pursuant to the 2005 Incentive Plan will vest immediately in the event of a change in control of the Company as defined in the plan. As of March 31, 2006 the maximum number of shares available for issuance under the 2005 Incentive Plan is 1,691,075.

Prior to the adoption of Statement 123(R), the Company accounted for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25. Accordingly, for pro forma disclosure purposes required by Statement 123, the Company used the minimum value method for estimating compensation expense for options issued prior to May 3, 2005 (the date the Company filed its Form S-1 with the Securities and Exchange Commission) and used the fair value method for estimating compensation expense for options issued subsequent to May 3, 2005. As a result, no compensation expense was recognized in the Company’s financial statements prior to January 1, 2006 as all options granted prior to January 1, 2006 had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123(R) using the modified prospective method for those options granted subsequent to May 3, 2005 and any options granted prior to May 3, 2005 that were modified, repurchased or cancelled subsequent to January 1, 2006. Such expense amounts are recognized on a straight-line basis over each award’s vesting period in the Company’s income statement. No expense will be recognized in the Company’s financial statements related to options issued prior to May 3, 2005 so long as those options are not modified, repurchased or cancelled. To date, no options granted prior to May 3, 2005 have been modified, repurchased or cancelled. Fair values for awards issued prior to May 3, 2005 as determined using the minimum value method are included in pro forma compensation expense disclosures for all periods presented.

As a result of adopting Statement 123(R) on January 1, 2006, the Company recognized $223 of other operating expenses for share-based compensation. As a result, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $223 and $145 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.46 and $0.44, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.45 and $0.43, respectively. The adoption of Statement 123(R) did not have a material effect on the Company’s statement of cash flows. No prior period financial statements have been restated as a result of the adoption of Statement 123(R).

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

(in thousands except for share data)

2.	Stock Based Compensation (continued)

For all periods presented, the Company used a Black-Scholes option pricing model in determining the fair value of option grants. The following table illustrates the effect on net income and earnings per share if the Company had expensed its options pursuant to Statement 123(R) for all periods presented:

	Three months ended March 31,
	2006	2005
Net income – as reported	$6,829	$4,606
Less: after-tax compensation expense determined using the minimum value method for stock-based awards issued prior to May 3, 2005	(169)	(213)
Net income – pro forma	$6,660	$4,393
Earnings per share – as reported:
Basic	$0.45	$342,485.20
Diluted	$0.43	$0.46
Earnings per share – pro forma:
Basic	$0.44	$321,153.70
Diluted	$0.42	$0.44

The assumptions used for the option awards vary depending on the date of grant. The following table summarizes the assumptions used to estimate the fair value of the Company’s shared-based awards:

	Awards Issued After May 3, 2005	Awards Issued Prior to May 3, 2005
Expected term	7 years	7 years
Expected stock price volatility	35.00%	0.00%
Range of risk-free interest rates	4.08% – 4.34%	3.07% – 4.04%
Dividend yield	0.00%	0.00%

For all awards, the expected term is based on the midpoint between the vesting period and the contractual term of the award. Prior to the adoption of Statement 123(R), stock price volatility was estimated at 0% pursuant to the minimum value method since the Company was not publicly traded. The use of 0% volatility is specifically prohibited by Statement 123(R). Accordingly, stock price volatility for awards issued after May 3, 2005 was estimated based on stock price volatility data for similar property/casualty companies in the period following their respective initial public offerings. The risk-free interest rate assumption is based on the 7-year U.S. Treasury rate at the date of grant. The Company does not anticipate paying dividends in the near future.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

(in thousands except for share data)

2.	Stock Based Compensation (continued)

A summary of option activity under the Company’s incentive plans as of and for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	2,128,359	$11.79
Granted	—	—
Exercised	(17,255)	10.00
Forfeited	—	—
Outstanding, end of period	2,111,104	$11.81	7.8 years	$31,966
Vested or expected to vest, end of period	2,091,005	$11.75	7.8 years	$31,729
Exercisable, end of period	794,532	$10.04	7.4 years	$13,438

Gross stock-based compensation expense for the three months ended March 31, 2006 totaled $223 ($145 after-tax). The Company recognized no compensation expense for the three months ended March 31, 2005. The Company granted no options during the three months ended March 31, 2006 or 2005. Reserved shares are issued to satisfy stock option exercises.

As of March 31, 2006, there was $3,000 of estimated unrecognized compensation costs expected to be charged to earnings over a weighted-average period of 3.4 years.

For the three months ended March 31, 2006, the Company received cash from stock option exercises of $173, and the related income tax benefit totaled $75. The intrinsic value (the difference between the fair value of the options at exercise and the strike price) of options exercised during the three months ended March 31, 2006 totaled $217. There were no option exercises during the three months ended March 31, 2005.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

(in thousands except for share data)

3.	Earnings Per Share

	Three Months Ended March 31,
	2006	2005
Net income – numerator for diluted earnings per share	$6,829	$4,606
Dividends in arrears	—	(1,181)
Net income available to common shareholders – numerator for basic earnings per share	$6,829	$3,425
Weighted average common shares outstanding – denominator for basic earnings per share	15,075,771	10
Dilutive potential common shares:
Series A Preferred Stock	—	1,700,000
Series B Preferred Stock	—	7,135,000
Preferred stock dividends	—	925,440
Options	734,763	322,860
Warrants	83,659	29,920
Weighted average common shares and dilutive potential common shares outstanding – denominator for diluted earnings per share	15,894,193	10,113,230
Earnings per share:
Basic	$0.45	$342,485.20
Diluted	$0.43	$0.46
Anti-dilutive securities excluded from diluted earnings per share:
Warrants and options	449,479	—

All March 31, 2005 common stock share and per share amounts have been retroactively adjusted to give effect to a ten-for-one stock split of the Company’s Common Stock effective August 9, 2005 to shareholders of record on that date.

4.	Income Taxes

Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to interest income on tax-advantaged state and municipal securities.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

(in thousands except for share data)

5.	Reserve for Losses and Loss Adjustment Expenses

A rollforward of the reserve for losses and loss adjustment expenses (LAE), net of reinsurance, is presented below:

	Three Months Ended March 31,
	2006	2005
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$115,979	$47,043
Add: Incurred losses and LAE net of reinsurance:
Current year	30,735	15,711
Prior years	(1,518)	(2,317)
Total incurred losses and LAE	29,217	13,394
Deduct: Loss and LAE payments net of reinsurance:
Current year	326	1,039
Prior years	1,543	2,277
Total loss and LAE payments	1,869	3,316
Reserve for losses and LAE net of reinsurance recoverables at end of period	143,327	57,121
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	106,031	27,253
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$249,358	$84,374

The foregoing rollforward shows that a $1,518 redundancy developed in the three months ended March 31, 2006 on the prior accident year reserves. Of this development, $1,455 of favorable development occurred in the excess and surplus insurance casualty lines, with $1,197 of this favorable development coming from the 2004 accident year. Favorable development in the excess and surplus insurance property lines was $626 primarily related to the 2005 accident year. This favorable development was offset by $563 of unfavorable development for the workers’ compensation line’s prior accident year results which related to the Company’s allocation of the North Carolina involuntary workers’ compensation pool’s prior accident year results.

The foregoing rollforward also shows that a $2,317 redundancy developed in the three months ended March 31, 2005 on the reserve for losses and LAE held at December 31, 2004. Of this development, $1,717 occurred in the excess and surplus insurance property lines primarily for the 2004 accident year. In addition, excess and surplus insurance casualty lines experienced $304 of favorable reserve development and the workers’ compensation line experienced $296 of favorable reserve development in the first quarter of 2005.

6.	Related Party Transactions

The Company has $535 of purchase money loans to employees outstanding at March 31, 2006. These loans were extended as part of the Company’s 2003 Series B Preferred Stock offerings. The notes have an interest rate of 4.5% and are reported in the accompanying balance sheets as a reduction in stockholders’ equity. Interest on the notes is recorded as other income and totaled $6 and $29 for the three-month periods ended March 31, 2006 and 2005, respectively.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

(in thousands except for share data)

7.    Comprehensive Income

The following table summarizes the components of other comprehensive income:

	Three Months Ended March 31,
	2006	2005
Unrealized losses arising during the period, before taxes	$(4,515)	$(3,409)
Income taxes	1,581	1,193
Unrealized losses arising during the period, net of taxes	(2,934)	(2,216)
Less reclassification adjustment:
Losses realized in net income	(35)	(25)
Income taxes	12	9
Reclassification adjustment for losses realized in net income	(23)	(16)
Other comprehensive loss	(2,911)	(2,200)
Net income	6,829	4,606
Comprehensive income	$3,918	$2,406

8.	Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position or results of operations.

9.	Capital Stock

On May 3, 2005, the Company filed a registration statement on Form S-1 with the Securities Exchange Commission for the purpose of making an initial public offering of Common Stock. The Company’s registration statement was declared effective on August 8, 2005. On August 9, 2005, the Company increased the number of authorized shares of Common Stock to 100,000,000 and effected a ten-for-one split of the Company’s Common Stock to shareholders of record on that date. All Common Stock share and per share amounts have been restated to give retroactive effect to the stock split. Immediately prior to the closing of the initial public offering on August 12, 2005, all of the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of Common Stock. The conversion of the Preferred Stock dividends had the effect of decreasing retained earnings by $9,909, increasing Common Stock by $11 and increasing additional paid-in capital by $9,898. Gross proceeds from the sale of 4,444,000 shares of Common Stock, at an initial public offering price per share of $18.00, totaled $79,992. Costs associated with the initial public offering included $5,600 of underwriting costs and $995 of other issuance costs.

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

The Company has three reportable segments: the Excess and Surplus Insurance segment, the Workers’ Compensation Insurance segment and the Corporate and Other segment. Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and LAE and other operating expenses of the insurance segments. Segment results are reported prior to the effects of the intercompany reinsurance pooling agreement between the Company’s insurance subsidiaries. The following table summarizes segment results:

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
Three Months Ended March 31, 2006
Gross written premiums	$57,768	$10,397	$—	$68,165
Net earned premiums	39,584	8,505	—	48,089
Segment revenues	42,628	9,114	347	52,089
Underwriting profit (loss)	8,131	(643)	—	7,488
Net investment income	3,079	598	316	3,993
Interest expense	—	—	777	777
Segment assets	531,206	70,977	34,761	636,944
Three Months Ended March 31, 2005
Gross written premiums	$41,769	$5,251	$—	$47,020
Net earned premiums	20,832	4,000	—	24,832
Segment revenues	22,179	4,252	166	26,597
Underwriting profit	5,642	501	—	6,143
Net investment income	1,346	247	152	1,745
Interest expense	—	—	588	588
Segment assets	250,643	35,524	19,616	305,783

The following table reconciles the underwriting profit (loss) of the insurance segments by individual segment to consolidated income before taxes:

	Three Months Ended March 31,
	2006	2005
Underwriting profit (loss) of insurance segments:
Excess and Surplus Insurance	$8,131	$5,642
Workers’ Compensation Insurance	(643)	501
Total underwriting profit of insurance segments	7,488	6,143
Net investment income	3,993	1,745
Realized investment losses	(35)	(25)
Other income	42	45
Other operating expenses of the Corporate and Other segment	(641)	(398)
Interest expense	(777)	(588)
Consolidated income before taxes	$10,070	$6,922

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

(in thousands except for share data)

11. Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended March 31,
	2006	2005
Other underwriting expenses	$3,707	$3,482
Amortization of policy acquisition costs	7,677	1,813
Other costs	641	398
Total	$12,025	$5,693

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

James River Group, Inc. is a holding company that owns and manages property/casualty insurance companies focused on specialty insurance niches. We seek to earn a profit from underwriting. This means that we intend that the premiums we earn in any period will be sufficient to pay all of the losses and loss adjustment expenses (LAE) we incur during the period as well as all of the expenses associated with our operations. Our insurance companies individually underwrite each risk for which we issue a policy, and we do not grant underwriting authority to our insurance agents or brokers.

Net income was $6.8 million, or $0.43 per diluted share, for the three months ended March 31, 2006 compared to net income of $4.6 million, or $0.46 per diluted share, for the three months ended March 31, 2005. The first quarter of 2006 benefited from favorable development on prior accident year reserves of $986,000 after-tax, while the first quarter of 2005 benefited from favorable development on prior accident year reserves of $1.5 million after-tax.

RESULTS OF OPERATIONS

The following table summarizes our results for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	Change
	($ in thousands)
Gross written premiums	$68,165	$47,020	45.0%
Net written premiums	$53,688	$30,990	73.2%
Net earned premiums	48,089	$24,832	93.7%
Net investment income	3,993	1,745	129%
Realized investment losses	(35)	(25)	(40.0)%
Other income	42	45	(6.7)%
Total revenues	52,089	26,597	95.8%
Losses and LAE	29,217	13,394	118%
Other operating expenses	12,025	5,693	111%
Interest expense	777	588	32.1%
Total expenses	42,019	19,675	114%
Income before taxes	10,070	6,922	45.5%
Federal income tax expense	3,241	2,316	39.9%
Net income	$6,829	$4,606	48.3%
Ratios:
Loss ratio	60.8%	53.9%	—
Expense ratio	25.0%	22.9%	—
Combined ratio	85.8%	76.9%	—

Gross written premiums (direct written premiums plus assumed written premiums) increased 45.0% from $47.0 million for the three months ended March 31, 2005 to $68.2 million for the three months ended March 31, 2006. Growth in the broker network at James River Insurance Company (James River Insurance) and the agency network at Stonewood Insurance Company (Stonewood Insurance) were key drivers for the increase in gross written premiums. James River Insurance’s gross written premiums increased 38.3% to $57.8 million for the three months ended March 31, 2006 compared to $41.8 million in the three months ended March 31, 2005. Stonewood Insurance’s gross written premiums increased 98.0% to $10.4 million for the three months ended March 31, 2006 compared to $5.3 million in the three months ended March 31, 2005. Gross written premiums for Stonewood

Insurance for the three months ended March 31, 2006 included $588,000 of assumed premiums from our allocation of the involuntary workers’ compensation pool for North Carolina.

Net written premiums increased 73.2% to $53.7 million for the three months ended March 31, 2006 from $31.0 million for the three months ended March 31, 2005. The written premium ceding ratio (ratio of ceded written premiums to direct written premiums) decreased to 21.4% for the three months ended March 31, 2006 from 34.1% for the three months ended March 31, 2005. We entered into a quota share reinsurance contract effective January 1, 2005 that transferred a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of our direct written premiums on that business. This quota share treaty significantly affected our written premium ceding ratio for the three months ended March 31, 2005. Ceded written premiums and ceded earned premiums related to this quota share treaty for the three months ended March 31, 2005 totaled $7.6 million. This quota share reinsurance treaty was not renewed for 2006.

Net earned premiums grew 93.7% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, which generally tracks with the growth in net written premiums. Premiums are earned ratably over the terms of our insurance policies, generally 12 months.

Net investment income for the three months ended March 31, 2006 was $4.0 million, up 129% from $1.7 million for the three months ended March 31, 2005. The increase in net investment income reflects the significant growth in our cash and invested assets from $220.3 million at March 31, 2005 to $432.9 million at March 31, 2006. The growth in our cash and invested assets came from net written premiums and from the $84.6 million of proceeds from our initial public offering and the underwriters’ exercise of their overallotment option in August 2005. The annualized gross investment yield (before investment expenses) on average cash and invested assets for the three months ended March 31, 2006 and 2005 was 4.2% and 3.7%, respectively. The annualized gross investment yield on our average fixed maturity securities for the three months ended March 31, 2006 and 2005 was 4.2% and 3.9%, respectively. We have significantly increased our holdings of tax-advantaged state and municipal fixed maturity securities over the past twelve months. Our annualized tax equivalent yield on our average fixed maturity security balance was 4.7% and 4.3%, respectively, for the three months ended March 31, 2006 and 2005.

Losses and LAE totaled $29.2 million for the three months ended March 31, 2006 representing a 118% increase compared to losses and LAE of $13.4 million for the three months ended March 31, 2005. The loss ratio (the ratio of losses and LAE to net earned premiums, net of the effects of reinsurance) was 60.8% and 53.9%, respectively, for the three months ended March 31, 2006 and 2005.

A rollforward of the reserve for losses and LAE, net of reinsurance, is presented below:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$115,979	$47,043
Add: Incurred losses and LAE net of reinsurance:
Current year	30,735	15,711
Prior years	(1,518)	(2,317)
Total incurred losses and LAE	29,217	13,394
Deduct: Losses and LAE payments net of reinsurance:
Current year	326	1,039
Prior years	1,543	2,277
Total loss and LAE payments	1,869	3,316
Reserve for losses and LAE net of reinsurance recoverables at end of period	143,327	57,121
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	106,031	27,253
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$249,358	$84,374

The foregoing rollforward shows that a $1.5 million redundancy developed in the three months ended March 31, 2006 on the prior accident year reserves. Of this development, $1.5 million of favorable development occurred in the excess and surplus insurance casualty lines, with $1.2 million of this favorable development coming from the 2004 accident year. Favorable development in the excess and surplus insurance property lines was $626,000 relating primarily to the 2005 accident year. This favorable development was offset by $563,000 of adverse development for the workers’ compensation lines’ prior accident year results which related to our allocation of the North Carolina involuntary workers’ compensation pool’s prior accident year results.

The foregoing rollforward also shows that a $2.3 million redundancy developed in the three months ended March 31, 2005 on the reserve for losses and LAE held at December 31, 2004. Of this favorable development, $1.7 million occurred in the excess and surplus insurance property lines primarily for the 2004 accident year and $304,000 occurred in the excess and surplus insurance casualty lines. The workers’ compensation line experienced $296,000 of favorable reserve development in the first quarter of 2005.

Net losses paid during the three months ended March 31, 2006 totaled $568,000 and net LAE paid totaled $1.3 million, for total net losses and LAE paid of $1.9 million. Net losses paid during the three months ended March 31, 2005 totaled $1.8 million and net LAE paid totaled $1.5 million, for total paid net losses and LAE of $3.3 million.

An analysis of the gross reserve and the net reserve for losses and LAE by major line of business at March 31, 2006 is presented below:

Gross Reserves for Losses and LAE	Case Reserves	IBNR Reserves	Total Reserves
	(in thousands)
Excess and Surplus Insurance Casualty Lines	$28,651	$129,792	$158,443
Excess and Surplus Insurance Property Lines	49,376	19,215	68,591
Workers' Compensation Insurance	8,515	13,809	22,324
Total	$86,542	$162,816	$249,358

Net Reserve for Losses and LAE	Case Reserves	IBNR Reserves	Total Reserves
	(in thousands)
Excess and Surplus Insurance Casualty Lines	$12,196	$95,022	$107,218
Excess and Surplus Insurance Property Lines	9,466	7,148	16,614
Workers' Compensation Insurance	8,465	11,030	19,495
Total	$30,127	$113,200	$143,327

We have not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, we believe we are not exposed to any environmental liability claims other than those which we have specifically underwritten and priced as an environmental exposure. Any asbestos or environmental exposure on policies issued by Fidelity Excess and Surplus Insurance Company (Fidelity) prior to June 30, 2003, the date that we acquired that company, are subject to a reinsurance agreement and a trust agreement with American Empire Insurance Company (American Empire) (see ‘‘—Reinsurance’’).

Other operating expenses for the three months ended March 31, 2006 totaled $12.0 million, up 111% from other operating expenses incurred during the three months ended March 31, 2005 of $5.7 million. Other operating expenses for the three months ended March 31, 2006 consisted of commissions (net of reinsurance ceding commissions earned) and other underwriting expenses (net of deferred policy acquisition costs) of $3.7 million, amortization of deferred policy acquisition costs of $7.7 million and other costs of $641,000. Other operating expenses for the three months ended March 31, 2005 consisted of commissions and other underwriting expenses (net of deferred policy acquisition costs) of $1.6 million, amortization of deferred policy acquisition costs of $3.7 million and other costs of $398,000. Reinsurance ceding commissions earned were $2.9 million and $3.5 million, respectively, for the three months ended March 31, 2006 and 2005, with $1.9 million of these commissions in 2005 coming from our quota share reinsurance contract. A portion of the costs of acquiring insurance business, principally commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business, is deferred. For the three months ended March 31, 2006, $9.1 million of costs were deferred, $6.2 million of which related to commissions and $2.9 million of which related to other acquisition expenses. For the three months ended March 31, 2005, $5.0 million of costs were deferred, $2.8 million of which related to commissions and $2.2 million of which related to other acquisition expenses. Deferred policy acquisition costs are charged to other operating expenses in proportion to premiums earned over the estimated policy term, generally 12 months.

The expense ratio, which is the ratio, expressed as a percentage, of other operating expenses to net earned premiums, was 25.0% for three months ended March 31, 2006 compared to 22.9% for the three months ended March 31, 2005. The expense ratio for the three months ended March 31, 2006 was affected by the $223,000 we recognized as compensation expense associated with expensing stock options due to the adoption of FASB Statement 123(R) effective January 1, 2006 (see ‘‘—New Accounting Standards’’). In addition, the quota share treaty in effect in the first quarter of 2005 reduced the earned premiums in that quarter by $7.6 million and reduced other operating expenses by $1.9 million, which reduced the expense ratio for that quarter by 0.6%.

Interest expense totaled $777,000 for the three months ended March 31, 2006 and $588,000 for the three months ended March 31, 2005, an increase of 32.1%. Interest expense relates to the $15.0 million of senior notes and $22.7 million of junior subordinated notes that we issued in May and December 2004, respectively. Interest on these notes accrues at floating rates, and the increase in interest expense reflects increases in interest rates over the past 12 months.

Income tax expense for the three months ended March 31, 2006 and 2005 differs from the amount computed by applying the Federal statutory income tax rate to the loss before income taxes primarily due to interest on tax-advantaged state and municipal securities. The effective tax rate is 32.2% for the three months ended March 31, 2006 and 33.5% for the three months ended March 31, 2005. The lower effective tax rate in 2006 reflects an increase in interest income on tax-advantaged state and municipal securities over the prior year first quarter.

Results by Business Segment

We are organized into three reportable segments which are separately managed business units:

•	The Excess and Surplus Insurance segment offers commercial excess and surplus lines liability and property products through James River Insurance;

•	The Workers' Compensation Insurance segment offers workers' compensation insurance coverages through Stonewood Insurance; and

•	The Corporate and Other segment consists of certain management and treasury activities of our holding company and interest expense associated with our debt.

There is an intercompany reinsurance pooling agreement in place between James River Insurance and Stonewood Insurance to best employ our capital at the regulatory level. We report all segment information in this ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of the intercompany reinsurance pooling agreement because we evaluate the operating performance of our reportable segments on a pre-pooling basis.

Excess and Surplus Insurance

Results for the Excess and Surplus Insurance segment are as follows:

	Three Months Ended March 31,
	2006	2005	Change
	($ in thousands)
Gross written premiums	$57,768	$41,769	38.3%
Net written premiums	$44,576	$26,902	65.7%
Net earned premiums	$39,584	$20,832	90.0%
Losses and LAE	22,367	11,317	97.6%
Underwriting expenses	9,086	3,873	135%
Underwriting profit (1)	8,131	5,642	44.1%
Net investment income	3,079	1,346	129%
Realized investment losses	(35)	—	—
Income before taxes	$11,175	$6,988	59.9%
Ratios:
Loss ratio	56.5%	54.3%	—
Expense ratio	23.0%	18.6%	—
Combined ratio	79.5%	72.9%	—

(1)	See ‘‘—Reconciliation of Non-GAAP Measure.’’

Underwriting results by major line of business within the Excess and Surplus Insurance segment are as follows:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)
Net earned premiums	$37,702	$1,882	$39,584	$19,675	$1,157	$20,832
Losses and LAE	$21,309	$1,058	$22,367	$12,390	$(1,073)	$11,317
Loss ratio	56.5%	56.2%	56.5%	63.0%	(92.7)%	54.3%

Gross written premiums for the three months ended March 31, 2006 increased 38.3% to $57.8 million from $41.8 million for the three months ended March 31, 2005. The increase in gross written premiums in the three months ended March 31, 2006 is driven by an increase in the number of brokers submitting insurance business to James River Insurance from 158 for the three months ended March 31, 2005 to 199 for the three months ended March 31, 2006. In addition, the growing book of business in the Excess and Surplus Insurance segment created increased opportunities for renewal premiums. Gross written premiums for the three months ended March 31, 2006 included $23.4 million of renewal premiums compared to $11.9 million of renewal premiums for the three months ended March 31, 2005.

The written premium ceding ratio for the Excess and Surplus Insurance segment was 22.8% and 35.6%, respectively, for the three months ended March 31, 2006 and 2005. The higher written premium ceding ratio for the three months ended March 31, 2005 was driven by the impact of the quota share reinsurance contract that was effective January 1, 2005 and was not renewed for 2006. Ceded written premiums related to this quota share treaty for the three months ended March 31, 2005 totaled $7.6 million.

The loss ratio for the Excess and Surplus Insurance segment was 56.5% and 54.3%, respectively, for the three months ended March 31, 2006 and 2005. The loss ratio for the three months ended March 31, 2006 and 2005 was affected by $2.1 million and $2.0 million, respectively, of favorable loss and LAE reserve development on prior accident years. For the three months ended March 31, 2006, this favorable development included $1.5 million of favorable development in the James River Insurance casualty line primarily related to the 2004 accident year and $626,000 of favorable development in property lines, primarily related to the 2005 accident year. The favorable development for the three months ended March 31, 2005 included $1.7 million on property lines related to the 2004 accident year.

The expense ratio for the Excess and Surplus Insurance segment increased from 18.6% for the three months ended March 31, 2005 to 23.0% for the three months ended March 31, 2006. The expense ratio for the three months ended March 31, 2005 benefited from the ceding commission that James River Insurance received on the quota share reinsurance contract, which totaled $1.9 million for the three months ended March 31, 2005. The quota share treaty also impacted the expense ratio by reducing net earned premiums by $7.6 million for the three months ended March 31, 2005.

Workers' Compensation Insurance

Results for the Workers' Compensation Insurance segment are as follows:

	Three Months Ended March 31,
	2006	2005	Percentage Change
	($ in thousands)
Gross written premiums	$10,397	$5,251	98.0%
Net written premiums	$9,112	$4,088	123%
Net earned premiums	$8,505	$4,000	113%
Losses and LAE	6,850	2,077	230%
Underwriting expenses	2,298	1,422	61.6%
Underwriting (loss) profit (1)	(643)	501	—
Net investment income	598	247	142%
Other income	11	5	120%
(Loss) income before taxes	$(34)	$753	—
Ratios:
Loss ratio	80.5%	51.9%	—
Expense ratio	27.0%	35.6%	—
Combined ratio	107.6%	87.5%	—

(1)	See ‘‘—Reconciliation of Non-GAAP Measure.’’

Gross written premiums for the three months ended March 31, 2006 increased 98.0% to $10.4 million from $5.3 million for the three months ended March 31, 2005. Gross written premiums for Stonewood Insurance for the three months ended March 31, 2006 included $588,000 of assumed premiums from our allocation of the involuntary workers’ compensation pool for North Carolina. Growth in the agency network also contributed to the increase in gross written premiums. At March 31, 2006, there were 139 agents in the Workers' Compensation Insurance segment network compared to 116 at March 31, 2005. Stonewood Insurance wrote its first insurance policy effective January 1, 2004, and gross written premiums for the three months ended March 31, 2005 included $453,000 of renewal premium. There was a larger book of business to generate renewal premiums in the three months ended March 31, 2006, and gross written premiums for that quarter included $2.1 million of renewal premium. The growth in net written premiums and net earned premiums for the three months ended March 31, 2006 over the three months ended March 31, 2005 is primarily attributable to the growth in gross written premiums over the past 12 months.

The impact of Stonewood Insurance’s allocation of the involuntary workers’ compensation pool for North Carolina on loss before taxes was to increase the loss by $553,000 for the three months ended March 31, 2006.

The loss ratio for the Workers' Compensation Insurance segment was 80.5% for the three months ended March 31, 2006, compared to 51.9% for the three months ended March 31, 2005. The loss ratio for the Workers’ Compensation Insurance segment for the three months ended March 31, 2006 was significantly affected by high loss activity in the quarter. In addition, the loss ratio on Stonewood Insurance’s allocation of the North Carolina involuntary workers’ compensation pool’s results was 143.0% for the three months ended March 31, 2006. The loss ratio for the Workers’ Compensation Insurance segment for the three months ended March 31, 2006 was also affected by $563,000 of adverse reserve development on prior accident years, consisting of $786,000 of adverse development on business allocated from the North Carolina involuntary workers’ compensation pool partially offset by $223,000 of favorable reserve development on direct business written by Stonewood Insurance. The loss ratio for the three months ended March 31, 2005 benefited from $296,000 of favorable reserve development experienced in that quarter related to the 2004 accident year.

The expense ratio for the Workers’ Compensation Insurance segment improved to 27.0% for three months ended March 31, 2006 from 35.6% for the three months ended March 31, 2005. The expense ratio for the Workers’ Compensation Insurance segment in the three months ended March 31, 2005 was affected by the costs required to establish the infrastructure to handle a high volume of insurance activity during the first quarter of workers’ compensation insurance operations.

Corporate and Other

Results for the Corporate and Other segment are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net investment income	$316	$152
Realized investment losses	—	(25)
Other income	31	40
Other operating expenses	(641)	(398)
Interest expense	(777)	(588)
Loss before taxes	$(1,071)	$(819)

Net investment income for the Corporate and Other segment increased from $152,000 for the three months ended March 31, 2005 to $316,000 for the three months ended March 31, 2006. In the third quarter of 2005, we retained a portion of the proceeds from our initial public offering at the holding company. At March 31, 2006, cash and invested assets at our holding company totaled $31.7 million, compared to $16.1 million at March 31, 2005.

Other operating expenses of the Corporate and Other segment were $641,000 for the three months ended March 31, 2006 and $398,000 for the three months ended March 31, 2005. Other operating expenses for the three months ended March 31, 2006 included $223,000 that we recognized as compensation expense associated with expensing stock options in connection with the adoption of FASB Statement 123(R) effective January 1, 2006 (see — ‘‘New Accounting Standards’’). Other operating expenses for the Corporate and Other segment include personnel costs associated with the holding company employees, directors' fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries. The amount of the reimbursement is included primarily as underwriting expenses in the results of our Excess and Surplus Insurance and Workers' Compensation Insurance segments. The amounts of other operating expenses of the Corporate and Other segment represent the expenses of the holding company that were not reimbursed by our subsidiaries.

Interest expense totaled $777,000 and $588,000 for the three months ended March 31, 2006 and 2005, respectively. Interest expense related to $15.0 million of senior notes and $22.7 million of junior subordinated notes that were issued in May and December 2004. Interest on these notes accrues at floating rates, and the increase in interest expense reflects increases in interest rates over the past 12 months.

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

The payment to us of dividends by our subsidiaries is limited by statute. In general, these restrictions require that dividends be paid out of earned surplus and limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, this limitation is the greater of the statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the lesser of the statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula. The maximum amount of dividends available to us from our insurance subsidiaries during 2006 without regulatory approval is $14.5 million.

At March 31, 2006, cash and invested assets at our holding company totaled $31.7 million. To the extent that our insurance subsidiaries require capital in 2006 above the amount available at the holding company, we would anticipate issuing trust preferred securities or other debt at our holding company.

Cash Flows

Our sources of operating funds consist primarily of written premiums, investment income and proceeds from offerings of our debt and equity securities. We use operating cash flows primarily to pay operating expenses, losses and LAE and income taxes.

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$46,036	$27,659
Investing activities	(38,352)	(30,993)
Financing activities	248	—
Change in cash and cash equivalents	$7,932	$(3,334)

Net cash provided by operating activities for the three months ended March 31, 2006 totaled $46.0 million compared to cash provided by operating activities of $27.7 million for the three months ended March 31, 2005. Cash provided by operating activities in both periods is primarily attributable to cash received on written premiums exceeding cash disbursed for operating expenses and losses and LAE. The increase in net cash provided by operating activities reflects the significant growth in our premium cash receipts in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Cash from financing transactions during the three months ended March 31, 2006 of $248,000 was attributable to $173,000 of proceeds from the exercise of employee stock options and $75,000 of income tax benefits we received on stock options exercised. There were no financing activities during the three months ended March 31, 2005.

Senior Notes and Junior Subordinated Notes

In May 2004, we issued $15.0 million of senior notes due April 29, 2034, with net proceeds to us of $14.5 million. The senior notes are not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior notes are redeemable prior to their stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the indenture for the senior notes contain certain covenants which, among other things, restrict our assuming senior indebtedness secured by our Common Stock or our subsidiaries’ capital stock or issuing shares of our subsidiaries’ capital stock. We are in compliance with all covenants in the indenture at March 31, 2006.

In May and December of 2004, we sold trust preferred securities through two Delaware statutory business trusts sponsored and wholly-owned by us. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated notes.

The following table summarizes the nature and terms of the junior subordinated notes and trust preferred securities outstanding at March 31, 2006:

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

We have provided a full, irrevocable and unconditional guarantee of payment of the obligations of each of the trusts under the trust preferred securities. The indentures for the junior subordinated notes contain certain organizational covenants with which we are in compliance as of March 31, 2006.

At March 31, 2006, the ratio of total debt outstanding to total capitalization (defined as total debt outstanding plus total stockholders' equity) was 17.3%. We use capital to support our premium growth and having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using entirely equity capital to support our premium growth. Our target debt to total capitalization ratio is 35.0% or less.

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

Return on Equity

One of the key financial measures that we use to evaluate our operating performance is return on equity. We calculate return on equity by dividing annualized net income by average stockholders' equity for the period. Our overall financial goal is to produce a return on equity of at least 15.0% over the long-term. Our return on average equity for the three months ended March 31, 2006, using annualized net income for that period as the numerator, was 15.3%, down from 22.5% for the three months ended March 31, 2005. The decline in our return on average equity reflects the significant growth in our average equity resulting primarily from our initial public offering in August 2005 (see ‘‘—Initial Public Offering’’). Interim results are not necessarily indicative of results of operations for the full year.

Cash and Invested Assets

Our cash and invested assets consist of fixed maturity securities and cash and cash equivalents. Our fixed maturity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). The average duration of our fixed maturity security portfolio at March 31, 2006 is approximately 4.2 years.

The amortized cost and fair value of our investments in fixed maturity securities were as follows:

	March 31, 2006			December 31, 2005
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Corporate	$98,925	$95,978	25.0%	$97,807	$95,899	28.3%
U.S. treasury securities and obligations of U.S. government agencies	49,695	48,091	12.5%	46,868	45,929	13.5%
State and municipal	113,775	111,645	29.1%	99,047	98,161	28.9%
Mortgage-backed	81,845	79,991	20.8%	65,319	64,424	19.0%
Asset-backed	49,305	48,236	12.6%	35,595	35,099	10.3%
Total	$393,545	$383,941	100.0%	$344,636	$339,512	100.0%

The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:

	March 31, 2006
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$12,580	$12,471	3.2%
After one year through five years	92,108	89,444	23.3%
After five years through ten years	74,536	72,111	18.8%
After ten years	83,171	81,688	21.3%
Mortgage-backed	81,845	79,991	20.8%
Asset-backed	49,305	48,236	12.6%
Total	$393,545	$383,941	100.0%

At March 31, 2006, our fixed maturity security portfolio had an unrealized loss of $9.6 million, representing 2.4% of the amortized cost of the portfolio. The majority of the unrealized losses on fixed maturity securities at March 31, 2006 are interest rate related. All but two of the fixed maturity securities in our portfolio at March 31, 2006 were rated investment grade by Standard & Poor’s. In addition, all but one security in our portfolio had a fair value that was greater than 92% of its amortized cost, and that security had an unrealized loss of $61,000 at March 31, 2006. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At March 31, 2006, 97.2% of our fixed maturity security portfolio was rated ‘‘A−’’ or better by Standard & Poor's or received an equivalent rating from another nationally recognized rating agency. We have concluded that none of the available-for-sale securities with unrealized losses at March 31, 2006 has experienced an other-than-temporary impairment. In determining that securities with unrealized losses at March 31, 2006 had not experienced an other-than-temporary impairment, we considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value.

Our cash and cash equivalents were $49.0 million at March 31, 2006. The percentage of our cash and invested assets in cash and cash equivalents was 11.3% at March 31, 2006 compared to 10.8% at December 31, 2005. At March 31, 2006, cash and invested assets per share was $28.69 compared to $25.25 at December 31, 2005.

Deferred Policy Acquisition Costs

A portion of the costs of acquiring insurance business, principally commissions and certain policy underwriting and issuance costs which vary with and are primarily related to the production of insurance business, are deferred. Deferred policy acquisition costs totaled $15.3 million or 16.0% of unearned premiums (net of reinsurance) at March 31, 2006. Deferred policy acquisition costs totaled $13.9 million or 15.5% of unearned premiums (net of reinsurance) at December 31, 2005.

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

The following is a summary of our casualty reinsurance in place at March 31, 2006:

Line of Business	Company Policy Limit	Reinsurance Coverage	Company Retention
Primary Casualty	Up to $5.0 million per occurrence	$4.0 million excess of $1.0 million	$1.0 million per occurrence
Excess Casualty	Up to $8.0 million per occurrence	Variable quota share (1)	$500,000 per occurrence
Worker’s Compensation	Unlimited (benefits prescribed by statute)	$19.25 million in excess of $750,000 per occurrence with a maximum of $9.25 million on any one injured worker	$750,000 per occurrence and losses above $20.0 million per occurrence and above $10.0 million on any one life

(1)	For policies with an occurrence limit of $1.0 million or higher, the quota share percentage is set such that our retention is $1.0 million. For all excess casualty policy limits in excess of $5.0 million, we purchase facultative reinsurance. For policies where we also write the underlying primary casualty limit, the quota share reduces our retention to $100,000 which results in a $1.1 million retention for James River Insurance on that risk.

Our excess of loss property reinsurance treaties renewed on July 1, 2005, and our catastrophe reinsurance program renewed on June 1, 2005. For 2006, all property reinsurance renews on June 1.

The following table is a summary of our property reinsurance in place as of March 31, 2006:

Line of Business	Company Per Risk Limit	Reinsurance Program	Company Retention
Primary Property	Generally up to $15.0 million per risk (1)	$14.0 million excess of $1.0 million (2)	$1.0 million per risk
Excess Property	Generally up to $15.0 million per risk (1)	$14.0 million excess of $1.0 million (2)	July 1, 2005 through October 31, 2005, $1.0 million per risk;
		85% quota share (3)	November 1, 2005 through May 31, 2006, 15% of the first $5.0 million per risk

(1)	We purchase facultative reinsurance for per risk limits in excess of $15.0 million.

(2)	Primary Property and Excess Property share the same reinsurance treaty for coverage of $10.0 million excess of $5.0 million. The $10.0 million excess of $5.0 million has maximum coverage for a single event of $20.0 million and maximum coverage for the life of the treaty of $20.0 million. For Primary Property, the reinsurance treaty for $4.0 million excess of $1.0 million has maximum coverage for a single event of $8.0 million and maximum coverage for the life of the treaty of $16.0 million. For Excess Property, the reinsurance treaty for $4.0 million excess of $1.0 million has maximum coverage for a single event of $9.0 million and maximum coverage for the life of the treaty of $12.0 million.

(3)	The 85% quota share reinsurance treaty on Excess Property started November 1, 2005 and ends on May 31, 2006. The purchase of this coverage coincided with our resuming writing Excess Property coverage after a temporary suspension.

We have a property reinsurance treaty that covers our per occurrence exposure to terrorism as provided under the Terrorism Risk Insurance Act of 2002. The treaty covers $13.0 million in excess of $2.0 million per risk.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At March 31, 2006, there was no allowance for uncollectible reinsurance. James River Insurance and Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of ‘‘A’’ (Excellent) or better for liability coverages and ‘‘A−’’ (Excellent) or better for property coverages.

At March 31, 2006, we had reinsurance recoverables on unpaid losses of $106.0 million and reinsurance recoverables on paid losses of $5.4 million. Included in reinsurance recoverables on unpaid losses at March 31, 2006 are $30.5 million of recoverables related to Hurricane Katrina losses and $14.7 million related to Hurricane Wilma losses. All but $2.0 million of our total recoverables at March 31, 2006 are from reinsurers rated ‘‘A’’ or better by A.M. Best or are collateralized with letters of credit or by a trust agreement with American Empire.

We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes and to individually review each property insurance policy to determine its impact on the risk of our overall portfolio. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. We measure exposure to these catastrophe losses in terms of probable maximum loss (PML), which is an estimate of the highest amount we would expect to pay in any one catastrophe event over a specified time. We manage this potential loss by purchasing catastrophe reinsurance coverage. Effective June 1, 2004, we purchased catastrophe reinsurance coverage of $5.0 million per event in excess of our $2.0 million per event retention. Effective June 1, 2005, we increased our catastrophe reinsurance coverage to $36.0 million per event in excess of our $2.0 million per event retention. Our catastrophe reinsurance coverage in place effective June 1, 2005 had one reinstatement in the event that we exhausted the $36.0 million of coverage. We ceded $2.7 million of reinstatement premium to our catastrophe reinsurers in 2005 and an additional $140,000 of reinstatement premium in the first quarter of 2006. At March 31, 2006, losses from Hurricane Katrina exceeded our catastrophe reinsurance coverage limit for a single event. Additionally, we have ceded some losses from Hurricane Wilma to our catastrophe reinsurance coverage. Effective November 1, 2005, we purchased additional catastrophe reinsurance coverage which provides an additional $6.5 million of coverage through May 31, 2006. Beginning in the fourth quarter of 2005, we are reducing our exposure to hurricane losses by not writing new or renewal primary property insurance with wind coverage within 100 miles of the Southeast and Gulf coasts of the United States or within 30 miles of the Northeast coast of the United States. We are reducing the concentration of exposed limits in any 50 mile area to $50.0 million or less. These actions have significantly reduced our modeled probable maximum catastrophe loss from its peak level. At our June 1, 2006 property reinsurance renewal, we intend to purchase more reinsurance relative to our estimated exposure than in the prior year.

At the time of our acquisition of Fidelity in June 2003, Fidelity had a reinsurance agreement with its parent, American Empire. Under this reinsurance agreement, Fidelity ceded all of its liabilities on all insurance business it wrote or assumed through June 30, 2003 to American Empire. American Empire and Fidelity also entered into a trust agreement under which American Empire established a trust account with Fidelity as the beneficiary. Under the trust agreement, American Empire must maintain assets with a current fair value greater than or equal to the ultimate net aggregate losses recoverable under the reinsurance agreement. Cessions under the reinsurance agreement are net of third party reinsurance. At March 31, 2006, reinsurance recoverables from American Empire were $2.6 million. These recoverables are secured by trust assets of $4.1 million. Reinsurance recoverables from third party reinsurers associated with the business that Fidelity wrote before we acquired it were $4.2 million at March 31, 2006. In the event that the third party reinsurers default on their obligations, the recoverables would become subject to our reinsurance agreement with American Empire and, accordingly, American Empire will indemnify us for any such uncollectible third party reinsurance recoverables. As additional security, Great American Insurance Company (Great American), an affiliate of American Empire, has irrevocably and unconditionally guaranteed the performance by American Empire of all of its obligations under the reinsurance agreement and trust agreement. Great American and American Empire have financial strength ratings of ‘‘A’’ (Excellent) from A.M. Best. We remain liable for the liabilities ceded under the reinsurance agreement in the event that the trust assets are insufficient to cover the ultimate net aggregate losses recoverable under the reinsurance agreement and American Empire and Great American default on their respective obligations.

We entered into a quota share reinsurance contract effective January 1, 2005 that transferred a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of our direct written premiums on that business. Under terms of the agreement, James River Insurance ceded a portion of its other liability occurrence and primary property business which includes business written by the General Casualty, Manufacturers and Contractors and Primary Property divisions. This quota share treaty was not renewed for 2006. James River Insurance received a ceding commission equal to 25% of ceded earned premium and paid a reinsurer margin equal to 4.5% of ceded earned premium under this quota share reinsurance contract. The reinsurers do not receive a margin when they are in a loss position on the contract. The ceding commission cannot be reduced, but under certain circumstances, based on underwriting results, James River Insurance is entitled to an additional profit contingent commission up to an amount equal to all of the reinsurers’ profits above the margin. James River Insurance maintains a funds-held account which is credited interest at a fixed rate of 3.75% annually. The funds-held account balance is recorded as a liability on our consolidated balance sheet, and at March 31, 2006, the balance of the account was $19.2 million. The funds-held account balance represents the excess of ceded earned premium and interest credited over ceded paid losses and LAE, the Company’s ceding commission and the reinsurers’ margin. Assets supporting the funds-held liability are not segregated or restricted. The quota share reinsurance contract has a loss ratio cap of 115%, which means that we cannot cede any losses in excess of a 115% loss ratio to the reinsurer. For the three months ended March 31, 2005, ceded earned premiums related to this quota share treaty were $7.6 million, ceded loss and LAE were $5.3 million and our reinsurance ceding commission was $1.9 million. For the three months ended March 31, 2006, there were no ceded earned premiums related to this quota share contract, ceded losses and LAE were $679,000 and our reinsurance ceding commission was ($190,000), representing interest credited on the funds-held account balance.

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

The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to consolidated income before taxes:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Underwriting profit (loss) of insurance segments:
Excess and Surplus Insurance	$8,131	$5,642
Workers’ Compensation Insurance	(643)	501
Total underwriting profit of insurance segments	7,488	6,143
Net investment income	3,993	1,745
Realized investment losses	(35)	(25)
Other income	42	45
Other operating expenses of the Corporate and Other segment	(641)	(398)
Interest expense	(777)	(588)
Consolidated income before taxes	$10,070	$6,922

NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board

Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25) and amends FASB Statement No. 95, Statement of Cash Flows. We adopted Statement 123(R) using the modified prospective method on January 1, 2006.

Prior to May 3, 2005 (the date that we filed the Form S-1 with the Securities and Exchange Commission), we used the minimum value method to calculate the pro forma disclosures required by Statement 123. We continue to account for the portion of awards granted prior to May 3, 2005 and not modified, cancelled or repurchased subsequent to that date using the provisions of APB Opinion No. 25 and its related interpretive guidance.

Prior to adopting Statement 123(R) on January 1, 2006, we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25. Because all options granted prior to January 1, 2006 were for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant, we recognized no compensation expense for these stock options. When we adopted Statement 123(R), we began recognizing the expense associated with awards issued on or after May 3, 2005 and for awards modified, repurchased or cancelled on or after that date in the income statement over the award’s vesting period using the modified prospective method. As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the three month ended March 31, 2006 are $223,000 and $145,000 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Reported basic and diluted earnings per share for the three months ended March 31, 2006 would have each increased by $0.01 if we had not adopted Statement 123(R). The adoption of Statement 123(R) did not have a material effect on our statement of cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We evaluate our estimates regularly using information that we believe to be relevant. These reviews include evaluating the adequacy of reserves for losses and LAE, evaluating the investment portfolio for other-than-temporary declines in estimated fair value and analyzing the recoverability of deferred tax assets. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are urged to review ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates’’ and Note 1 to the audited consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2005 on file with the Securities and Exchange Commission for a more complete description of our critical accounting policies and estimates.

With our adoption of Statement 123(R) on January 1, 2006, estimating the compensation expense associated with share-based awards has become a critical accounting estimate. The assumptions used for the option awards vary depending on the date of grant. The following table summarizes the assumptions used to estimate the fair value of the Company’s shared-based awards:

	Awards Issued After May 3, 2005	Awards Issued Prior to May 3, 2005
Expected term	7 years	7 years
Expected stock price volatility	35.00%	0.00%
Range of risk-free interest rates	4.08%–4.34%	3.07%–4.04%
Dividend yield	0.00%	0.00%

For all awards, the expected term is based on the midpoint between the vesting period and the contractual term of the award. Prior to the adoption of Statement 123(R), stock price volatility was estimated at 0% pursuant to the minimum value method since the Company was not publicly traded. The use of 0% volatility is specifically prohibited by Statement 123(R). Accordingly, stock price volatility for awards issued after May 3, 2005 was estimated based on stock price volatility data for similar property/casualty companies in the period following their respective initial public offerings. The risk-free interest rate assumption is based on the 7-year U.S. Treasury rate at the date of grant. The Company does not anticipate paying dividends in the near future. As of March 31, 2006, there was $3.0 million of estimated unrecognized compensation costs expected to be charged to earnings over a weighted-average period of 3.4 years.

OUTLOOK FOR 2006

For 2006, we anticipate achieving an annual return on average equity of at least 15% and writing at a combined ratio of between 80% and 90%. We also expect growth in gross written premiums of between 20% and 30% for 2006.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains ‘‘forward-looking’’ statements within the meaning of the Securities Litigation Reform Act of 1995, including among others those concerning: our business and growth strategies; the basis for our reserve estimates; our exposure to environmental liability claims; the adequacy of our reserves; our target debt to total capitalization ratio and our return on equity goal; the resolution of litigation; and our belief that our reinsurance recoverables are collectible. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: effects of increased competition; effects of the cyclical nature of our business; effects of developments in the financial or capital markets; changes in availability, cost or quality of reinsurance; losses of key personnel or the inability to recruit qualified personnel; payment of claims by reinsurers on time or at all; effects of severe weather conditions and other catastrophes; effects of war or terrorism; changes in relationships with agencies, brokers and agents; changes in rating agency policies or practices; declines in financial ratings; changes in regulations or laws applicable to our insurance subsidiaries; changes in legal theories of liability under our insurance policies; accuracy of assumptions underlying our reserves for losses and LAE and our catastrophe model; actual losses incurred by policyholders as a result of hurricanes and risks described in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk. Our market risks at March 31, 2006 have not materially changed from those identified in our Form 10-K for the fiscal year ended December 31, 2005.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer or a reinsurer.

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated ‘‘BBB−’’ or higher by Standard & Poor's. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a ratings changes report, a security watch list and a schedule of securities in unrealized loss positions as part of this process. If a security is rated ‘‘BBB−’’ or higher by Standard & Poor's at the time that we purchase it and then is downgraded below ‘‘BBB−’’ while we hold it, we evaluate the security for impairment, and after discussing the security with our investment advisors, make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of ‘‘A’’ (Excellent) or better for liability coverages and ‘‘A−’’ (Excellent) or better for property coverages. In an effort to minimize our exposure to the insolvency of our reinsurers, our security committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our security committee continually monitors rating downgrades involving any of our reinsurers. At March 31 2006, all but $2.0 million of our reinsurance recoverables are either from companies with A.M. Best ratings of ‘‘A’’ (Excellent) or better, or are collateralized by a letter of credit or by a trust agreement with American Empire.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

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

We contributed $60.5 million of the proceeds from the offering to our insurance subsidiaries. We intend to use the remaining proceeds for general corporate purposes, which may include potential acquisitions of companies in the specialty insurance business or additional contributions to our insurance subsidiaries.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
3.2	Form of Third Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
4.1	Specimen Stock Certificate, representing James River Group, Inc. common stock, par value $0.0l per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.2	Form of Warrant relating to Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.3	Registration Rights Agreement dated January 21, 2003, by and among James River Group, Inc. and certain stockholders as named therein (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.4	Indenture dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.5	Indenture dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.6	Amended and Restated Declaration of Trust of James River Capital Trust I dated as of May 26, 2004, by and among James River Group, Inc., the Trustees (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.7	Preferred Securities Guarantee Agreement dated as of May 26, 2004, by James River Group, Inc., as Guarantor and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the Holders (as defined therein) of James River Capital Trust I (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.8	Indenture dated December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.9	Amended and Restated Declaration of Trust of James River Capital Trust II dated as of December 15, 2004, by and among James River Group, Inc., the Trustees (as defined therein), the Administrators (as named therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

Exhibit No.	Description of Exhibit
4.10	Guarantee Agreement dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the Holders (as defined therein) from time to time of the capital securities of James River Capital Trust II (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
10.1	Summary of offer letter by and between James River Group, Inc. and Gregg T. Davis.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes compensatory plan or arrangement for Company officer or director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

James River Group, Inc.

May 11, 2006

/s/ Gregg T. Davis Gregg T. Davis Executive Vice President – Finance