Form 10-Q
period 2006-06-30
James River Group, INC
filed 2006-08-02
CIK 1325177

 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________  to  ______________

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

On July 27, 2006, 15,087,308 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2006	December 31, 2005
	($ in thousands)
Assets
Investments available-for-sale:
Fixed maturity securities at fair value (amortized cost: 2006 – $447,044; 2005 – $344,636)	$433,410	$339,512
Cash and cash equivalents	31,766	41,029
Accrued investment income	4,878	3,988
Premiums receivable and agents’ balances	28,695	32,521
Reinsurance recoverable on unpaid losses	97,852	110,514
Reinsurance recoverable on paid losses	6,520	11,544
Prepaid reinsurance premiums	30,278	25,922
Deferred policy acquisition costs	15,592	13,899
Federal income taxes receivable	—	788
Deferred tax assets	13,774	7,999
Intangible insurance assets	4,184	4,184
Property and equipment, net	2,452	2,741
Other assets	2,963	2,403
Total assets	$672,364	$597,044

See accompanying notes.

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2006	December 31, 2005
	($ in thousands except for share data)
Liabilities and stockholders’ equity
Reserve for losses and loss adjustment expenses	$263,979	$226,493
Unearned premiums	127,942	115,765
Payables to reinsurers	6,083	11,316
Senior debt	15,000	15,000
Junior subordinated debt	43,300	22,681
Funds held	17,205	21,992
Accrued expenses	6,925	4,635
Federal income taxes payable	82	—
Other liabilities	5,135	3,007
Total liabilities	485,651	420,889
Commitments and contingencies
Stockholders’ equity:
Common stock – $0.01 par value; 100,000,000 shares authorized; 2006: 15,087,308 shares issued and outstanding; 2005: 15,070,053 shares issued and outstanding	150	150
Common stock warrants	524	524
Additional paid-in capital	174,612	173,903
	175,286	174,577
Notes receivable from employees	(535)	(535)
Retained earnings	20,824	5,444
Accumulated other comprehensive loss	(8,862)	(3,331)
Total stockholders’ equity	186,713	176,155
Total liabilities and stockholders’ equity	$672,364	$597,044

See accompanying notes.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands except for share data)
Revenues
Gross written premiums	$74,634	$57,794	$142,799	$104,814
Ceded written premiums	(19,810)	(19,266)	(34,287)	(35,296)
Net written premiums	54,824	38,528	108,512	69,518
Change in net unearned premiums	(2,222)	(7,454)	(7,821)	(13,612)
Net earned premiums	52,602	31,074	100,691	55,906
Net investment income	4,506	2,017	8,499	3,762
Realized investment losses	(49)	(73)	(84)	(98)
Other income	46	31	88	76
Total revenues	57,105	33,049	109,194	59,646
Expenses
Losses and loss adjustment expenses	30,214	18,960	59,431	32,354
Other operating expenses	13,384	6,480	25,409	12,173
Interest expense	896	642	1,673	1,230
Total expenses	44,494	26,082	86,513	45,757
Income before taxes	12,611	6,967	22,681	13,889
Federal income tax expense	4,060	2,282	7,301	4,598
Net income	$8,551	$4,685	$15,380	$9,291
Earnings per share:
Basic	$0.57	$349,033.70	$1.02	$691,518.90
Diluted	$0.53	$0.46	$0.96	$0.91

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
	($ in thousands)
Operating activities
Net cash provided by operating activities	$72,610	$54,896
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(142,375)	(71,394)
Maturities and calls – fixed maturity securities	14,700	6,699
Sales – fixed maturity securities	24,105	9,117
Sales – equity securities	—	1,300
Payable to securities brokers	1,671	(178)
Purchases of property and equipment	(195)	(289)
Net cash used in investing activities	(102,094)	(54,745)
Financing activities
Proceeds from exercise of stock options	173	—
Income tax benefit from stock option exercises	75	—
Issuance of junior subordinated debt	20,000	—
Issuance costs	(27)	(297)
Notes receivable from officers and directors	—	2,020
Net cash provided by financing activities	20,221	1,723
Change in cash and cash equivalents	(9,263)	1,874
Cash and cash equivalents at beginning of period	41,029	20,210
Cash and cash equivalents at end of period	$31,766	$22,084

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2006

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

2.    Stock Based Compensation

The Company’s shareholders have approved two incentive compensation plans, the 2003 Incentive Plan and the 2005 Incentive Plan (the Plans). Effective March 23, 2006, the 2003 Incentive Plan, for which options were previously granted to directors and key employees, was terminated with regard to future stock-based awards. Under the 2005 Incentive Plan, key employees, directors and third party service providers (generally, consultants, agents, advisors or independent contractors not involved in marketing or selling the Company’s securities) are eligible to receive share awards, subject to individual, annual and aggregate award limits, in the form of options, share appreciation rights, restricted share awards or units, performance shares or units and other share-based awards as well as cash-based awards. To date, the only share-based awards granted have been options to directors and key employees. All share-based equity awards under the Plans are issued at the discretion of the Compensation Committee of the Company’s Board of Directors. All options awarded to date vest over a four year period commencing from the date of grant and are exercisable for ten years from the

Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)

2.    Stock Based Compensation    (continued)

date of the grant. All options issued pursuant to the 2005 Incentive Plan will vest immediately in the event of a change in control of the Company as defined in the plan. As of June 30, 2006 the maximum number of shares available for issuance under the 2005 Incentive Plan is 1,196,596.

Prior to the adoption of Statement 123(R), the Company accounted for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25. Accordingly, for pro forma disclosures required by Statement 123, the Company used the minimum value method for estimating compensation expense for options issued prior to May 3, 2005 (the date the Company filed its Form S-1 with the Securities and Exchange Commission) and used the fair value method for estimating compensation expense for options issued subsequent to May 3, 2005. As a result, no compensation expense was recognized in the Company’s financial statements prior to January 1, 2006, as all options granted prior to January 1, 2006 had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company recognized $238,000 and $461,000, respectively, of other operating expenses for share-based compensation during the three and six months ended June 30, 2006. As a result, the Company’s income before income taxes and net income for the three months ended June 30, 2006 are $238,000 and $154,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s income before income taxes and net income for the six months ended June 30, 2006 are $461,000 and $299,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months and six months ended June 30, 2006 are $0.01 and $0.02, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion 25. The adoption of Statement 123(R) did not have a material effect on the Company’s statement of cash flows. No prior period financial statements have been restated as a result of the adoption of Statement 123(R).

For all periods presented, the Company used a Black-Scholes option pricing model in determining the fair value of option grants. The following table summarizes the assumptions used to estimate the fair value of our share-based awards issued after May 3, 2005:

Expected term	7 years
Expected stock price volatility	35.00%
Range of risk-free interest rates	4.08% – 5.03%
Dividend yield	0.00%

For all awards, the expected term is based on the midpoint between the vesting period and the contractual term of the award. Stock price volatility was estimated based on stock price volatility data for similar property/casualty companies in the period following their respective initial public offerings. The risk-free interest rate assumption is based on the seven-year U.S. Treasury rate at the date of grant. The Company does not anticipate paying dividends in the near future.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)

2.    Stock Based Compensation    (continued)

A summary of option activity under the Company’s incentive plans as of and for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	($ in thousands except for share data)
Outstanding, beginning of year	2,128,359	$11.79
Granted	45,000	25.28
Exercised	(17,255)	10.00
Forfeited	—	—
Outstanding, end of period	2,156,104	$12.09	7.6 years	$27,621
Vested or expected to vest, end of period	2,133,755	$12.02	7.6 years	$27,505
Exercisable, end of period	1,084,643	$10.03	7.1 years	$16,132

During the three months ended June 30, 2006, the Company granted 45,000 options at a weighted-average grant date fair value of $25.28. Reserved shares are issued to satisfy stock option exercises. As of June 30, 2006, there was $3.3 million of estimated unrecognized compensation costs expected to be charged to earnings over a weighted-average period of 3.2 years.

For the six months ended June 30, 2006, the Company received cash from stock option exercises of $173,000 and the related income tax benefit totaled $75,000. The intrinsic value (the difference between the fair value of the options at exercise and the strike price) of options exercised during the six months ended June 30, 2006 totaled $217,000. There were no option exercises during the six months ended June 30, 2005.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)

3.    Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands except for share data)
Net income – numerator for diluted earnings per share	$8,551	$4,685	$15,380	$9,291
Dividends in arrears	—	(1,195)	—	(2,376)
Net income available to common shareholders – numerator for basic earnings per share	$8,551	$3,490	$15,380	$6,915
Weighted-average common shares outstanding – denominator for basic earnings per share	15,087,308	10	15,081,571	10
Dilutive potential common shares:
Series A Preferred Stock	—	1,700,000	—	1,700,000
Series B Preferred Stock	—	7,135,000	—	7,135,000
Preferred stock dividends	—	1,057,600	—	991,890
Options	823,822	322,030	779,293	322,440
Warrants	91,945	29,920	87,802	29,920
Weighted-average common shares and dilutive potential common shares outstanding – denominator for diluted earnings per share	16,003,075	10,244,560	15,948,666	10,179,260
Earnings per share:
Basic	$0.57	$349,033.70	$1.02	$691,518.90
Diluted	$0.53	$0.46	$0.96	$0.91
Anti-dilutive securities excluded from diluted earnings per share:
Warrants and options	80,084	46,470	80,084	46,470

All 2005 common stock share and per share amounts have been retroactively adjusted to give effect to a ten-for-one stock split of the Company’s Common Stock effective August 9, 2005 to shareholders of record on that date.

4.    Income Taxes

Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to interest income on tax-advantaged state and municipal securities.

5.    Reserve for Losses and Loss Adjustment Expenses

A $2.0 million reserve redundancy developed in the three months ended June 30, 2006 on direct business written arising from prior accident years. Of this development, $1.5 million of favorable development occurred in the Excess and Surplus Insurance casualty lines, with $1.2 million of this favorable development coming from the 2004 accident year. Favorable development in the Excess and Surplus Insurance property lines of $513,000 primarily related to the 2005 accident year.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)

5.    Reserve for Losses and Loss Adjustment Expenses    (continued)

A $252,000 reserve deficiency developed in the three months ended June 30, 2005 on the reserve for losses and loss adjustment expenses (LAE) held at December 31, 2004. Of this development, $709,000 of incurred losses related to the Company’s allocation of 2004 accident year results of the North Carolina involuntary workers’ compensation pool. In addition, Excess and Surplus Insurance casualty lines experienced $199,000 of adverse reserve development, and the Excess and Surplus Insurance property lines experienced $670,000 of favorable reserve development in the second quarter of 2005.

A $4.4 million redundancy developed in the six months ended June 30, 2006 on the prior accident year reserves. Of this development, $3.0 million of favorable development occurred in the Excess and Surplus Insurance casualty lines, with $2.4 million of this favorable development coming from the 2004 accident year. Favorable development in the Excess and Surplus Insurance property lines was $1.1 million primarily related to the 2005 accident year. Favorable development for the Workers’ Compensation Insurance lines totaled $299,000.

A $2.1 million redundancy developed in the six months ended June 30, 2005 on the reserve for losses and LAE held at December 31, 2004. Of this development, $2.4 million occurred in the Excess and Surplus Insurance property lines for the 2004 accident year. The Workers’ Compensation Insurance line experienced $283,000 of favorable reserve development on the 2004 accident year in the first six months of 2005 on direct business written. This favorable development was partially offset by $709,000 of incurred losses related to the Company’s allocation of 2004 accident year results of the North Carolina involuntary workers’ compensation pool.

6.    Junior Subordinated Debt

On June 15, 2006, James River Group, Inc. arranged for the sale of $20.0 million of trust preferred securities (Trust Preferred Securities) through James River Capital Trust III (the Trust), a Delaware statutory trust sponsored and wholly-owned by the Company. The Trust was created solely for the purpose of issuing the Trust Preferred Securities. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, the Trust has not been consolidated with the Company in these financial statements.

The Trust used the proceeds from the sale of its Trust Preferred Securities to purchase $20.6 million of the Company’s floating rate junior subordinated debentures (the Junior Subordinated Debt) issued to the Trust under an indenture (the Indenture). The Junior Subordinated Debt is the sole asset of the Trust, and the Trust Preferred Securities are the sole liabilities of the Trust. The Junior Subordinated Debt matures on June 15, 2036, unless accelerated earlier. The Company purchased all of the outstanding common stock of the Trust, and the Company’s investment in the Trust is included in other assets in the accompanying condensed consolidated balance sheet.

Interest on the Trust Preferred Securities and interest paid by the Company to the Trust on the Junior Subordinated Debt are payable quarterly in arrears. Through September 15, 2006, interest accrues at the per annum rate of 8.3%. On September 15, 2006 and quarterly thereafter, the interest rate will be reset to a per annum rate equal to the three-month LIBOR on the Determination Date (as defined in the Indenture) plus a margin of 3.0%. The Company has the right to defer interest payments on the Junior Subordinated Debt for up to five years without triggering an event of default. Interest payable is included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)

6.    Junior Subordinated Debt    (continued)

The Indenture contains certain covenants with which the Company is in compliance as of June 30, 2006.

7.    Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Unrealized gains (losses) arising during the period, before taxes	$(4,078)	$3,622	$(8,593)	$213
Income taxes	1,426	(1,267)	3,007	(74)
Unrealized gains (losses) arising during the period, net of taxes	(2,652)	2,355	(5,586)	139
Less reclassification adjustment:
Losses realized in net income	(49)	(73)	(84)	(98)
Income taxes	17	25	29	34
Reclassification adjustment for losses realized in net income	(32)	(48)	(55)	(64)
Other comprehensive income (loss)	(2,620)	2,403	(5,531)	203
Net income	8,551	4,685	15,380	9,291
Comprehensive income	$5,931	$7,088	$9,849	$9,494

8.    Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position or results of operations.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)

9.     Segment Information

The Company has three reportable segments: the Excess and Surplus Insurance segment, the Workers’ Compensation Insurance segment and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and LAE and other operating expenses of the insurance segments. Segment results are reported prior to the effects of the intercompany reinsurance pooling agreement between the Company’s insurance subsidiaries. The following table summarizes segment results:

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
	($ in thousands)
Three Months Ended June 30, 2006
Gross written premiums	$63,788	$10,846	$—	$74,634
Net earned premiums	43,316	9,286	—	52,602
Segment revenues	46,754	9,972	379	57,105
Underwriting profit	9,760	410	—	10,170
Net investment income	3,487	674	345	4,506
Interest expense	—	—	896	896
Segment assets	558,025	83,659	30,680	672,364
Three Months Ended June 30, 2005
Gross written premiums	$49,466	$8,328	$—	$57,794
Net earned premiums	24,423	6,651	—	31,074
Segment revenues	26,001	6,985	63	33,049
Underwriting profit	5,619	256	—	5,875
Net investment income	1,583	325	109	2,017
Interest expense	—	—	642	642
Segment assets	293,353	44,034	13,163	350,550

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
	($ in thousands)
Six Months Ended June 30, 2006
Gross written premiums	$121,556	$21,243	$—	$142,799
Net earned premiums	82,900	17,791	—	100,691
Segment revenues	89,382	19,086	726	109,194
Underwriting profit (loss)	17,891	(233)	—	17,658
Net investment income	6,566	1,272	661	8,499
Interest expense	—	—	1,673	1,673
Segment assets	558,025	83,659	30,680	672,364
Six Months Ended June 30, 2005
Gross written premiums	$91,235	$13,579	$—	$104,814
Net earned premiums	45,255	10,651	—	55,906
Segment revenues	48,179	11,237	230	59,646
Underwriting profit	11,261	757	—	12,018
Net investment income	2,929	572	261	3,762
Interest expense	—	—	1,230	1,230
Segment assets	293,353	44,034	13,163	350,550

Notes to Condensed Consolidated Financial Statements
(Unaudited) (Continued)

9.     Segment Information    (continued)

The following table reconciles the underwriting profit (loss) of the insurance segments by individual segment to consolidated income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Underwriting profit (loss) of insurance segments:
Excess and Surplus Insurance	$9,760	$5,619	$17,891	$11,261
Workers’ Compensation Insurance	410	256	(233)	757
Total underwriting profit of insurance segments	10,170	5,875	17,658	12,018
Net investment income	4,506	2,017	8,499	3,762
Realized investment losses	(49)	(73)	(84)	(98)
Other income	46	31	88	76
Other operating expenses of the Corporate and Other segment	(1,166)	(241)	(1,807)	(639)
Interest expense	(896)	(642)	(1,673)	(1,230)
Consolidated income before taxes	$12,611	$6,967	$22,681	$13,889

10.    Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Other underwriting expenses of the insurance segments	$3,856	$1,667	$7,563	$3,303
Amortization of policy acquisition costs	8,362	4,572	16,039	8,231
Other operating expenses of the Corporate and Other segment	1,166	241	1,807	639
Total	$13,384	$6,480	$25,409	$12,173

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

James River Group, Inc. is a holding company that owns and manages property/casualty insurance companies focused on specialty insurance niches. We seek to:

•	earn a profit from underwriting; and

•	produce a return on average equity of 15% or greater.

By earning a profit from underwriting, we expect that the premiums we earn in any period to be sufficient to pay all of the losses and loss adjustment expenses (LAE) we incur during the period as well as all of the expenses associated with our operations. We use underwriting profit or loss as a basis for evaluating our underwriting performance. We intend to generate underwriting profits by minimizing expenses and focusing on underwriting specialty insurance risks where we can use our expertise to price and structure policies to minimize our claims expenses. We believe that we can do this since we operate at a lower expense ratio than many of our competitors, focus on specialty insurance markets, underwrite each risk individually, use timely and accurate data and actively manage claims. Our underwriting profit for the three months ended June 30, 2006 was $9.0 million, an increase of 59.8% over the $5.6 million reported for the same period last year. For the six months ended June 30, 2006, our underwriting profit was $15.9 million, an increase of 39.3% over the $11.4 million reported for the same period last year.

We calculate return on equity by dividing annualized net income by average stockholders' equity for the period. Our overall financial goal is to produce an annual return on equity of at least 15.0%. Our return on average equity was 18.6% for the quarter ended June 30, 2006 and 17.0% for the six months ended June 30, 2006. Our return on average equity for the same periods in 2005 was 21.4% and 21.5%, respectively. After the end of the second quarter of 2005, we raised $84.6 million in our initial public offering (see ‘‘Initial Public Offering’’). As a result, comparison of our year-over-year return on equity should include the proceeds of this offering.

We are organized into three reportable segments, which are separately managed business units:

•	The Excess and Surplus Insurance segment offers commercial excess and surplus lines liability and property insurance through James River Insurance Company (James River Insurance);

•	The Workers' Compensation Insurance segment offers workers' compensation coverage primarily for the residential construction industry in North Carolina through Stonewood Insurance Company (Stonewood Insurance); and

•	The Corporate and Other segment consists of management and treasury activities of our holding company and interest expense associated with our debt.

James River Insurance and Stonewood Insurance each have a financial strength rating of ‘‘A−’’ (Excellent) from A.M. Best.

RESULTS OF OPERATIONS

The following table compares the components of net income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)
Gross written premiums	$74,634	$57,794	29.1%	$142,799	$104,814	36.2%
Net written premiums	$54,824	$38,528	42.3%	$108,512	$69,518	56.1%
Net retention (a)	73.5%	66.7%		76.0%	66.3%
Net earned premiums	$52,602	$31,074	69.3%	$100,691	$55,906	80.1%
Losses and loss adjustment expenses	(30,214)	(18,960)	59.4%	(59,431)	(32,354)	83.7%
Other operating expenses	(13,384)	(6,480)	106.5%	(25,409)	(12,173)	108.7%
Underwriting profit (b)	9,004	5,634	59.8%	15,851	11,379	39.3%
Net investment income	4,506	2,017	123.4%	8,499	3,762	125.9%
Realized investment losses	(49)	(73)	(32.9)%	(84)	(98)	(14.3)%
Other income	46	31	48.4%	88	76	15.8%
Interest expense	(896)	(642)	39.6%	(1,673)	(1,230)	36.0%
Federal income tax expense	(4,060)	(2,282)	77.9%	(7,301)	(4,598)	58.8%
Net income	$8,551	$4,685	82.5%	$15,380	$9,291	65.5%
Ratios:
Loss ratio	57.4%	61.0%		59.0%	57.9%
Expense ratio	25.4%	20.9%		25.2%	21.8%
Combined ratio	82.9%	81.9%		84.3%	79.6%

(a)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(b)	See ‘‘Reconciliation of Non-GAAP Measures’’ for further detail.

Net income was $8.6 million, or $0.53 per diluted share, for the three months ended June 30, 2006, which represented an 82.5% increase over the net income of $4.7 million, or $0.46 per diluted share, for the three months ended June 30, 2005. For the six-month period ended June 30, 2006, net income was $15.4 million, or $0.96 per diluted share, which represented a 65.5% increase over the same period in the prior year of $9.3 million, or $0.91 per diluted share. Weighted-average diluted shares outstanding in the second quarter of 2006 of 16.0 million (15.9 million on a year-to-date basis) exceeded those in the second quarter of 2005 of 10.2 million (10.2 million on a year-to-date basis) principally as a result of shares issued in the Company’s initial public offering in August 2005.

Our combined ratio for the three months ended June 30, 2006 was 82.9%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, LAE and other operating expenses to net earned premiums. A combined ratio of less than 100.0% indicates an underwriting profit, while a combined ratio greater than 100.0% reflects an underwriting loss. The combined ratio for the quarter included $2.0 million, or 3.9 points, of favorable reserve development on direct business written arising from prior accident years including $1.5 million from the Excess and Surplus Insurance segment’s casualty business and $513,000 from the Excess and Surplus Insurance segment’s property business.

In the prior year, the combined ratio for the three months ended June 30, 2005 was 81.9%. It included $457,000, or 1.5 points, of favorable reserve development on direct business written arising from prior accident years including $670,000 from the Excess and Surplus Insurance segment’s property business, offset by $199,000 of adverse development from the Excess and Surplus Insurance segment’s casualty business.

The combined ratio for the six months ended June 30, 2006 of 84.3% included $4.4 million, or 4.3 points, of favorable reserve development on direct business arising from prior accident years including

$3.0 million from the Excess and Surplus Insurance segment’s casualty business, $1.1 million from the Excess and Surplus Insurance segment’s property business and $242,000 from the Workers’ Compensation Insurance segment.

In the prior year, the combined ratio for the six months ended June 30 was 79.6%. It included $2.8 million, or 5.0 points, of favorable reserve development on direct business written arising from prior accident years including $2.4 million from the Excess and Surplus Insurance segment’s property business and $283,000 from the Workers’ Compensation Insurance segment.

UNDERWRITING RESULTS

There is an intercompany reinsurance pooling agreement in place between James River Insurance and Stonewood Insurance to best employ our capital at the regulatory level. We report all segment information in this ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of this intercompany reinsurance pooling agreement because we evaluate the operating performance of our reportable segments on a pre-pooling basis.

The following table compares our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Excess and Surplus Insurance	77.5%	77.0%	78.4%	75.1%
Workers’ Compensation Insurance	95.6%	96.2%	101.3%	92.9%
Total	82.9%	81.9%	84.3%	79.6%

Excess and Surplus Insurance

The combined ratio for the Excess and Surplus Insurance segment for the three months ended June 30, 2006 was 77.5%, comprised of a loss ratio of 55.3% and an expense ratio of 22.2%. This included $2.0 million, or 4.7 points, of favorable reserve development in our loss estimates consisting of $1.5 million arising from casualty business and $513,000 from property business (primarily attributable to favorable development on reserves associated with Hurricane Katrina). This compares to the second quarter of the prior year’s combined ratio of 77.0%, comprised of a loss ratio of 59.6% and an expense ratio of 17.3%. This included $471,000, or 1.9 points, of favorable development which included $670,000 of favorable development on property business being partially offset by $199,000 of unfavorable development on casualty business. The expense ratio for the same period in the prior year, benefited from $2.2 million of ceding commissions that James River Insurance received on a quota share reinsurance contract which was not renewed for 2006. That reinsurance contract also affected the expense ratio of the second quarter of the prior year by reducing net earned premiums by $8.5 million.

The combined ratio for the Excess and Surplus Insurance segment for the six months ended June 30, 2006 was 78.4%, comprised of a loss ratio of 55.9% and an expense ratio of 22.6%. This included $4.1 million, or 5.0 points, of favorable development in our loss estimates consisting of $3.0 million arising from casualty business and $1.1 million from property business. This compares to the first six months of the prior year’s combined ratio of 75.1%, comprised of a loss ratio of 57.2% and an expense ratio of 17.9%. Our 2005 results included $2.5 million, or 5.5 points, of favorable development, $2.4 million of which was from our property business. The expense ratio for the same period in the prior year benefited from $4.1 million of ceding commissions that James River Insurance received on a quota share reinsurance contract that was not renewed for 2006. That contract also affected the expense ratio of the second quarter of the prior year by reducing net earned premiums by $16.0 million.

Underwriting results by major line of business within the Excess and Surplus Insurance segment are as follows:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)
Net earned premiums	$41,624	$1,692	$43,316	$79,327	$3,573	$82,900
Losses and LAE	$23,866	$79	$23,945	$45,175	$1,137	$46,312
Loss ratio	57.3%	4.7%	55.3%	56.9%	31.8%	55.9%

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)
Net earned premiums	$23,025	$1,398	$24,423	$42,700	$2,555	$45,255
Losses and LAE	$14,807	$(239)	$14,568	$27,197	$(1,312)	$25,885
Loss ratio	64.3%	(17.1)%	59.6%	63.7%	(51.3)%	57.2%

Workers’ Compensation Insurance

The combined ratio for the Workers’ Compensation Insurance segment for the three months ended June 30, 2006 was 95.6%, comprised of a loss ratio of 67.5% and an expense ratio of 28.1%. The loss ratio included $19,000, or 0.2 points, of favorable reserve development on direct business from prior accident years. Results for the three months ended June 30, 2006 included $227,000, or 2.4 points, of net costs assigned from the North Carolina involuntary workers’ compensation pool. The results for the second quarter of 2006 compare to those of 2005 where the Workers’ Compensation Insurance segment had a combined ratio of 96.2%, comprised of a loss ratio of 66.0% and an expense ratio of 30.1%. The loss ratio for the second quarter of the prior year included $14,000, or 0.2 points, of adverse development from prior accident years. Results for the three months ended June 30, 2005 included $268,000, or 4.0 points, of net costs assigned in the Company’s initial allocation from the North Carolina involuntary workers’ compensation pool.

The combined ratio for the Workers’ Compensation Insurance segment for the six months ended June 30, 2006 was 101.3%, comprised of a loss ratio of 73.7% and an expense ratio of 27.6%. The loss ratio for this period included high loss activity in the first quarter of 2006. The loss ratio included $242,000, or 1.4 points, of favorable reserve development on direct business from prior accident years. Results for the six months ended June 30, 2006 included $779,000, or 4.4 points, of net costs assigned from the North Carolina involuntary workers’ compensation pool. For the six months ended June 30, 2005, the Workers’ Compensation Insurance segment had a combined ratio of 92.9%, comprised of a loss ratio of 60.7% and an expense ratio of 32.2%. The loss ratio included $283,000, or 2.7 points, of favorable reserve development on direct business from prior accident years. Results for the six months ended June 30, 2005 included $268,000, or 2.5 points, of costs assigned in the Company’s initial allocation from the North Carolina involuntary workers’ compensation pool. The expense ratio of the Workers’ Compensation Insurance segment improved significantly over the prior year principally due to economies of scale achieved by this segment.

RESERVES

The Company’s reserve for losses and LAE at June 30, 2006 was $264.0 million. Of this amount, 69.2% relates to amounts that are incurred but not reported (IBNR). At June 30, 2006, the amount of net reserves related to IBNR was 79.5% of the total net reserve for losses and LAE. The Company’s gross reserves for losses and LAE by segment are summarized as follows:

	Gross Reserves at June 30, 2006
	Case	IBNR	Total
		($ in thousands)
Excess and Surplus Insurance
Casualty Lines	$31,850	$148,087	$179,937
Property Lines	40,127	17,970	58,097
Workers’ Compensation Insurance	9,286	16,659	25,945
Total	$81,263	$182,716	$263,979

The Company’s net reserves for losses and LAE by segment are summarized as follows:

	Net Reserves at June 30, 2006
	Case	IBNR	Total
		($ in thousands)
Excess and Surplus Insurance
Casualty Lines	$14,859	$111,718	$126,577
Property Lines	9,911	6,827	16,738
Workers’ Compensation Insurance	9,286	13,526	22,812
Total	$34,056	$132,071	$166,127

PREMIUMS

The following table summarizes the growth in premium volume by component and business segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Insurance	$63,788	$49,466	29.0%	$121,556	$91,235	33.2%
Workers’ Compensation Insurance	10,846	8,328	30.2%	21,243	13,579	56.4%
	$74,634	$57,794	29.1%	$142,799	$104,814	36.2%
Net written premiums:
Excess and Surplus Insurance	$45,368	$31,203	45.4%	$89,944	$58,105	54.8%
Workers’ Compensation Insurance	9,456	7,325	29.1%	18,568	11,413	62.7%
	$54,824	$38,528	42.3%	$108,512	$69,518	56.1%
Net earned premiums:
Excess and Surplus Insurance	$43,316	$24,423	77.4%	$82,900	$45,255	83.2%
Workers’ Compensation Insurance	9,286	6,651	39.6%	17,791	10,651	67.0%
	$52,602	$31,074	69.3%	$100,691	$55,906	80.1%

The increases in premiums noted above are due to an increase in renewal business and growth in the Company’s broker and agency networks. The number of brokers submitting business to the Excess and Surplus Insurance segment grew 27.3% from 172 to 219 for the three months ended June 30, 2005 and 2006, respectively. The number of agencies in the Workers’ Compensation Insurance network grew 14.5% from 124 to 142 as of June 30, 2005 and 2006, respectively.

Gross written premiums for Stonewood Insurance for the three and six-month periods ended June 30, 2006 included $657,000 and $1.2 million, respectively, of premiums assumed from our allocation of the involuntary workers’ compensation pool for North Carolina.

Net written premiums increased as noted above for the three and six-month periods ended June 30, 2006. For the three months ended June 30, 2006 and 2005, our net retention was 73.5% and 66.7%, respectively. For the six months ended June 30, 2006 and 2005, our net retention was 76.0% and 66.3%, respectively. We entered into a quota share reinsurance contract effective January 1, 2005 that transferred a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of our direct written premiums on that business. This quota share treaty reduced our net retention ratio for both the three-month and six-month periods ended June 30, 2005. Ceded written premiums and ceded earned premiums related to this quota share treaty for the three-month and six-month periods ended June 30, 2005 totaled $8.5 million and $16.0 million, respectively. This quota share reinsurance treaty was not renewed for 2006.

Net earned premiums also grew as noted above. Premiums are earned ratably over the terms of our insurance policies, generally twelve months.

INVESTING RESULTS

Net investment income for the three months ended June 30, 2006 was $4.5 million, up 123.4% from $2.0 million for the three months ended June 30, 2005. Net investment income for the six months ended June 30, 2006 was $8.5 million, up 125.9% from $3.8 million for the six months ended June 30, 2005. The increase in net investment income reflects the significant growth in our invested assets from $228.8 million at June 30, 2005 to $433.4 million at June 30, 2006. The growth in our invested assets came from net written premiums, the $84.6 million of proceeds from our initial public offering and the underwriters’ exercise of their over-allotment option in August 2005 and the $20.0 million of net proceeds from our offering of junior subordinated debt in June 2006. The following table summarizes our investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Annualized gross investment yield on:
Average cash and invested assets	4.3%	3.8%	4.3%	3.7%
Average fixed maturity securities	4.3%	4.0%	4.2%	4.0%
Annualized tax equivalent yield on:
Average fixed maturity securities	4.8%	4.4%	4.7%	4.4%

Our cash and invested assets consist of fixed maturity securities and cash and cash equivalents. Our fixed maturity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). The average duration of our fixed maturity security portfolio at June 30, 2006 is approximately 4.6 years.

The amortized cost and fair value of our investments in fixed maturity securities were as follows:

	June 30, 2006			December 31, 2005
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Corporate	$96,707	$93,101	21.5%	$97,807	$95,899	28.3%
U.S. Treasury securities and obligations of U.S. Government agencies	43,731	41,784	9.6%	46,868	45,929	13.5%
State and municipal	161,582	157,758	36.4%	99,047	98,161	28.9%
Mortgage-backed	92,164	89,279	20.6%	65,319	64,424	19.0%
Asset-backed	52,860	51,488	11.9%	35,595	35,099	10.3%
Total	$447,044	$433,410	100.0%	$344,636	$339,512	100.0%

The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:

	June 30, 2006
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$10,883	$10,753	2.5%
After one year through five years	87,098	83,985	19.4%
After five years through ten years	74,896	71,684	16.5%
After ten years	129,143	126,221	29.1%
Mortgage-backed	92,164	89,279	20.6%
Asset-backed	52,860	51,488	11.9%
Total	$447,044	$433,410	100.0%

At June 30, 2006, our fixed maturity security portfolio had an unrealized loss of $13.6 million, representing 3.0% of the amortized cost of the portfolio. The majority of the unrealized losses on fixed maturity securities at June 30, 2006 are interest rate related. Each security in our portfolio had a fair value that was greater than 90% of its amortized cost at June 30, 2006. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At June 30, 2006, 96.5% of our fixed maturity security portfolio was rated ‘‘A−’’ or better by Standard & Poor's or received an equivalent rating from another nationally recognized rating agency.

We have concluded that none of the available-for-sale securities with unrealized losses at June 30, 2006 has experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value in this determination.

Our cash and cash equivalents were $31.8 million at June 30, 2006. The percentage of our cash and invested assets in cash and cash equivalents was 6.8% at June 30, 2006 compared to 10.8% at December 31, 2005. At June 30, 2006, cash and invested assets per share was $30.83 compared to $25.25 at December 31, 2005.

OTHER OPERATING EXPENSES

Other operating expenses for the Company include both the underwriting, acquisition and insurance expenses of the Excess and Surplus Insurance segment and the Workers’ Compensation Insurance segment as well as the expenses of the Corporate and Other segment that are not reimbursed by the insurance segments.

Other operating expenses for the Corporate and Other segment include personnel costs associated with holding company employees, directors' fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries. The amount of the reimbursement is included primarily as underwriting expenses in the results of our insurance subsidiaries. The amounts of other operating expenses of the Corporate and Other segment represent the expenses of the holding company that were not reimbursed by our subsidiaries (including costs associated with potential acquisitions and other strategic initiatives). These costs may vary from period to period based on the status of these initiatives. The total costs for the operating expenses of the Corporate and Other segment were $1.2 million and $241,000 for the three months ended June 30, 2006 and 2005, respectively. These expenses were $1.8 million and $639,000 for the six months ended June 30, 2006 and 2005, respectively. The significant increase in other operating expenses of the Corporate and Other segment over the prior periods was attributable to planned increases in legal and consulting expenses, most notably those associated with being a public registrant – particularly costs associated with the implementation of the internal control documentation and testing requirements of the Sarbanes-Oxley Act. Other operating expenses for the three-month and six-month periods ended June 30, 2006 also included $238,000 and $461,000, respectively, of compensation expense associated with the expensing of stock options in connection with the adoption of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), effective January 1, 2006 (see ‘‘New Accounting Standards’’).

Interest expense totaled $896,000 and $642,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.7 million and $1.2 million, respectively, for the six months ended June 30, 2006 and 2005. Interest expense related to $15.0 million of senior debt and $43.3 million of junior subordinated debt. Interest on these notes accrues at floating rates, and the increase in interest expense reflects increases in interest rates over the past 12 months as well as the issuance of the additional $20.6 million of junior subordinated debt in June 2006.

INCOME TAXES

Income tax rates for the three months ended June 30, 2006 and 2005 of 32.2% and 32.8%, respectively, differ from the amounts computed by applying the Federal statutory income tax rate to income before taxes primarily due to interest income on tax-advantaged state and municipal securities. For the six months ended June 30, 2006 and 2005, those rates were 32.2% and 33.1% respectively. Tax-advantaged state and municipal securities represented 36.4% of our fixed maturity security portfolio at June 30, 2006 compared to 29.0% at June 30, 2005.

SENIOR DEBT AND JUNIOR SUBORDINATED DEBT

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior debt is redeemable prior to its stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the senior debt contains certain covenants, which, among other things, restrict our assuming senior indebtedness secured by our Common Stock or our subsidiaries’ capital stock or issuing shares of our subsidiaries’ capital stock. We are in compliance with all such covenants at June 30, 2006.

We have sold trust preferred securities through three Delaware statutory trusts sponsored and wholly-owned by us. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated debt. The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2006:

	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III
	($ in thousands)
Issue date	May 26, 2004	December 15, 2004	June 15, 2006
Principal amount of trust preferred securities	$7,000	$15,000	$20,000
Principal amount of junior subordinated debt	$7,217	$15,464	$20,619
Maturity date of junior subordinated debt, unless accelerated earlier	May 24, 2034	December 15, 2034	June 15, 2036
Trust common stock	$217	$464	$619
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%	8.3% through September 30, 2006; Three-Month LIBOR plus 3.0% thereafter
Redeemable at 100% of principal amount at our option on or after	May 24, 2009	December 15, 2009	June 15, 2011

We have provided a full, irrevocable and unconditional guarantee of payment of the obligations of each of the trusts under the trust preferred securities. The indentures for the junior subordinated debt contain certain covenants with which we are in compliance as of June 30, 2006.

At June 30, 2006, the ratio of total debt outstanding to total capitalization (defined as total debt outstanding plus total stockholders' equity) was 23.8%. We use capital to support our premium growth and having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using entirely equity capital. Our target debt to total capitalization ratio is 35.0% or less.

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

The payment to us of dividends by our subsidiaries is limited by statute. In general, these restrictions require that dividends be paid out of earned surplus and limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any twelve-month period without advance regulatory approval. The maximum amount of dividends available to us from our insurance subsidiaries during 2006 without regulatory approval is $14.5 million. However, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends under any applicable formula.

At June 30, 2006, cash and invested assets at our holding company totaled $31.2 million.

Our premium to surplus ratio (defined as annualized net written premiums to statutory surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. As we have a relatively limited operating history, the rating agency’s metrics require us to have a lower premium to surplus ratio than that of some of our competitors. For the six months ended June 30, 2006, our premium to surplus ratio was 1.1 to 1.0.

Cash Flows

Our sources of operating funds consist primarily of written premiums, investment income and proceeds from offerings of debt and equity securities. We use operating cash flows primarily to pay operating expenses, losses and LAE and income taxes.

	Six Months Ended June 30,
	2006	2005
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$72,610	$54,896
Investing activities	(102,094)	(54,745)
Financing activities	20,221	1,723
Change in cash and cash equivalents	$(9,263)	$1,874

The increase in net cash provided by operating activities from 2005 to 2006 reflects the significant growth in our premium cash receipts during the period.

Cash from financing transactions during the six months ended June 30, 2006, as noted above, was primarily attributable to the $20.0 million of proceeds from the issuance of the junior subordinated debt on June 15, 2006. Financing transactions for the six months ended June 30, 2005 included the repayment of $2.0 million of notes from our directors and executive officers.

Initial Public Offering

On May 3, 2005, we filed a registration statement on Form S-1 with the Securities Exchange Commission for an initial public offering of Common Stock. Our registration statement was declared effective on August 8, 2005. On August 9, 2005, we effected a ten-for-one split of our Common Stock to shareholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, including shares representing accrued but unpaid dividends, were converted into approximately 10.0 million shares of Common Stock. In addition, we amended and restated our certificate of incorporation to increase the number of authorized shares of Common Stock to 100.0 million and decrease the number of authorized shares of preferred stock to 5.0 million. Gross proceeds from the sale of 4.4 million shares of Common Stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Costs associated with the initial public offering included $5.6 million of underwriting costs and $995,000 of other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of Common Stock were issued and sold at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $12.0 million and underwriting costs were $840,000.

Reinsurance

We enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. The ratio of net written premiums to gross written premiums is referred to as our net retention. For the six months ended June 30, 2006 and 2005, our net retention was 76.0% and 66.3%, respectively. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company's losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.

The following is a summary of our casualty reinsurance in place at June 30, 2006:

Line of Business	Company Policy Limit	Reinsurance Coverage	Company Retention
Primary Casualty	Up to $5.0 million per occurrence	$4.0 million excess of $1.0 million	$1.0 million per occurrence
Excess Casualty	Up to $8.0 million per occurrence	75% quota share (1)	$500,000 per occurrence
Workers’ Compensation	Unlimited (benefits prescribed by statute)	$19.3 million in excess of $750,000 per occurrence with a maximum of $9.3 million on any one injured worker	$750,000 per occurrence and losses above $20.0 million per occurrence and above $10.0 million on any one life

(1)	For policies with an occurrence limit of $1.0 million or higher, the quota share percentage is set such that our retention is $1.0 million. For all excess casualty policy limits in excess of $5.0 million, we purchase facultative reinsurance. For policies where we also write the underlying primary casualty policy, the quota share reinsurance reduces our retention to $100,000, which results in a $1.1 million retention for James River Insurance on that risk.

The following table is a summary of our property reinsurance in place as of June 30, 2006:

Line of Business	Company Per Risk Limit	Reinsurance Program	Company Retention
Primary Property	Generally up to $5.0 million per risk (1)	75% quota share	Up to 25% of the first $5.0 million (2) (3)
Excess Property	Generally up to $5.0 million per risk (1)	75% quota share	25% of the first $5.0 million (3)

(1)	Per risk limits in excess of $5.0 million are reinsured through facultative reinsurance or run-off coverage of the Company’s $10.0 million excess of $5.0 million reinsurance program in place prior to the June 1, 2006 property reinsurance renewal.

(2)	$250,000 for non-catastrophe losses.

(3)	Subject to maximum coverage of 100% of ceded premium for a single occurrence. Estimated ceded premium is approximately $30.0 million.

We use catastrophe-modeling software to analyze the risk of severe losses from hurricanes and earthquakes and to individually review each property insurance policy to determine its impact on the risk of our overall portfolio. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. In the fourth quarter of 2005, we began reducing our exposure to hurricane losses by not writing any new or renewal primary property insurance with wind coverage within 100 miles of the Southeast and Gulf coasts of the United States or within 30 miles of the Northeast coast of the United States. We are reducing the concentration of exposed limits in any 50 mile area to $50 million or less.

We measure exposure to potential catastrophe losses in terms of probable maximum loss (PML), which is an estimate of the amount we would expect to pay in any one catastrophe event over a specified period of time (return period). We manage this potential loss by purchasing catastrophe reinsurance coverage.

Effective June 1, 2006, we purchased catastrophe reinsurance of $17.5 million in excess of our $2.5 million per event retention. This coverage has one reinstatement in the event we exhaust any of the coverage. Additionally, our property quota share reinsurance treaty effectively provides coverage for a single occurrence up to 100% of ceded premium, which is estimated at $30 million for the period June 1, 2006 through May 31, 2007. Our property quota share reinsurance treaty is not subject to any reinstatement premiums or an aggregate cap on ceded losses. The combination of our property catastrophe and quota share reinsurance treaties provides coverage for a single occurrence of up to approximately $50 million. Based on our computer modeling, a $50 million gross catastrophe loss is expected to exceed our 500 year return period. In the event of a $50 million gross property catastrophe loss to the Company, we estimate our net after tax cost at approximately $3.2 million, including reinstatement premiums. In addition to our retention, we would retain any losses in excess of $50 million.

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At June 30, 2006, there was no allowance for uncollectible reinsurance. James River Insurance and Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of ‘‘A’’ (Excellent) or better for liability coverages and ‘‘A−’’ (Excellent) or better for property coverages.

At June 30, 2006, we had reinsurance recoverables on unpaid losses of $97.9 million and reinsurance recoverables on paid losses of $6.5 million. Included in reinsurance recoverables on unpaid losses at June 30, 2006 are $19.0 million of recoverables related to Hurricane Katrina and $14.9 million related to Hurricane Wilma. All but $1.8 million of our total recoverables at June 30, 2006 are from reinsurers rated ‘‘A’’ or better by A.M. Best or are collateralized with letters of credit or trust account assets for which we are the beneficiary.

NEW ACCOUNTING STANDARDS

On December 16, 2004, the FASB issued Statement 123(R), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25) and amends FASB Statement No. 95, Statement of Cash Flows. We adopted Statement 123(R) using the modified prospective method on January 1, 2006.

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

Prior to adopting Statement 123(R) on January 1, 2006, we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25. Because all options granted prior to January 1, 2006 were for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant, we recognized no compensation expense for these stock options. When we adopted Statement 123(R), we began recognizing the expense associated with awards issued on or after May 3, 2005 and for awards modified, repurchased or cancelled on or after that date in the income statement over the award’s vesting period using the modified prospective method. As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended June 30, 2006 are $238,000 and $154,000 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Such amounts are $461,000 and $299,000, respectively, for the six months ended June 30, 2006. Reported basic and diluted earnings per share for the three months ended June 30, 2006 would have each increased by $0.01 ($0.02 for the six months ended June 30, 2006) if we had not adopted Statement 123(R). The adoption of Statement 123(R) did not have a material effect on our statement of cash flows.

The assumptions used in valuing option awards vary depending on the date of grant. The following table summarizes the assumptions used to estimate the fair value of our shared-based awards issued after May 3, 2005:

Expected term	7 years
Expected stock price volatility	35.0%
Range of risk-free interest rates	4.08% – 5.03%
Dividend yield	0.0%

For all awards, the expected term is based on the midpoint between the vesting period and the contractual term of the award. Stock price volatility was estimated based on stock price volatility data for similar property/casualty companies in the period following their respective initial public offerings. The risk-free interest rate assumption is based on the 7-year U.S. Treasury rate at the date of grant. The Company does not anticipate paying dividends in the near future. As of June 30, 2006, there was $3.3 million of estimated unrecognized compensation costs expected to be charged to earnings over a weighted-average period of 3.2 years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and that require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities. We evaluate our estimates regularly using information that we believe to be relevant. These reviews include evaluating the adequacy of reserves for losses and LAE, evaluating the investment portfolio for other-than-temporary declines in estimated fair value, evaluating reinsurance recoverables for collectibility and analyzing the recoverability of deferred tax assets. With our adoption of Statement 123(R) on January 1, 2006, estimating the compensation expense associated with share-based awards became a critical accounting estimate. The assumptions underlying this estimate have been described above. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are urged to review ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates’’ and Note 1 to the audited consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2005 on file with the Securities and Exchange Commission for a more complete description of our critical accounting policies and estimates.

RECONCILIATION OF NON-GAAP MEASURES

The following table reconciles the underwriting profit (loss) by individual segment and of the whole company to consolidated income before taxes. We believe that these measures are useful to investors in evaluating the performance of our Company and its insurance segments because our objective is to consistently earn underwriting profits. We evaluate the performance of our insurance segments and allocate resources based primarily on underwriting profit (loss) of insurance segments. Our definition of underwriting profit (loss) of insurance segments and underwriting profit (loss) may not be comparable to the definition of underwriting profit (loss) for other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Insurance	$9,760	$5,619	$17,891	$11,261
Workers’ Compensation Insurance	410	256	(233)	757
Total underwriting profit of insurance segments	10,170	5,875	17,658	12,018
Other operating expenses of the Corporate and Other segment	(1,166)	(241)	(1,807)	(639)
Underwriting profit	9,004	5,634	15,851	11,379
Net investment income	4,506	2,017	8,499	3,762
Realized investment losses	(49)	(73)	(84)	(98)
Other income	46	31	88	76
Interest expense	(896)	(642)	(1,673)	(1,230)
Consolidated income before taxes	$12,611	$6,967	$22,681	$13,889

OUTLOOK FOR 2006

For 2006, we anticipate achieving an annual return on average equity of at least 15% and writing at a combined ratio of between 80% and 90%. We also expect growth in gross written premiums of between 20% and 30% for 2006.

‘‘SAFE HARBOR’’ STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Form 10-Q contains ‘‘forward-looking’’ statements within the meaning of the Securities Litigation Reform Act of 1995, including among others those concerning: expectations regarding our business and growth strategies; the basis for our reserve estimates; the adequacy of our reserves; our expected cost associated with a catastrophe loss; our outlook for 2006; the resolution of litigation; and our belief that our reinsurance recoverables are collectible. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: effects of increased competition; effects of the cyclical nature of our business; effects of developments in the financial or capital markets; changes in availability, cost or quality of reinsurance; losses of key personnel or the inability to recruit qualified personnel; payment of claims by reinsurers on time or at all; effects of severe weather conditions and other catastrophes; effects of war or terrorism; changes in relationships with agencies, brokers and agents; changes in rating agency policies or practices; declines in financial ratings; changes in regulations or laws applicable to our insurance subsidiaries; changes in legal theories of liability under our insurance policies; accuracy of assumptions underlying our reserves for losses and LAE and our catastrophe model; actual losses incurred by policyholders as a result of hurricanes and risks described in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2005.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk. Our market risks at June 30, 2006 have not materially changed from those identified in our Form 10-K for the fiscal year ended December 31, 2005.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer or a reinsurer.

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated ‘‘BBB−’’ or higher by Standard & Poor's, or an equivalent rating by another nationally recognized rating agency. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a ratings changes report, a security watch list and a schedule of securities in unrealized loss positions as part of this process. If a security is rated investment grade at the time that we purchase it and then is downgraded to below investment grade while we hold it, we evaluate the security for impairment, and after discussing the security with our investment advisors, make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of ‘‘A’’ (Excellent) or better for liability coverages and ‘‘A−’’ (Excellent) or better for property coverages. In an effort to minimize our exposure to the insolvency of our reinsurers, our Security Committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our Security Committee continually monitors rating downgrades involving any of our reinsurers. At June 30 2006, all but $1.8 million of our reinsurance recoverables are either from companies with A.M. Best ratings of ‘‘A’’ (Excellent) or better, or are collateralized by a letter of credit or by a trust agreement with American Empire.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. We manage our exposure to interest rate risk through an asset/liability matching process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position. Our outside investment managers assist us in this process. We also have interest rate risk relating to our senior debt and junior subordinated debt, since interest accrues at a floating rate.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We contributed $60.5 million of the proceeds from the offering to our insurance subsidiaries. We intend to use the remaining proceeds for general corporate purposes, which may include potential acquisitions or additional contributions to our insurance subsidiaries.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 23, 2006. Shareholders elected four Class I directors for the ensuing three-year period and ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2006. Results were as follows:

Election of Directors:

	For	Withheld
Alan N. Colner	13,751,216	41,778
Dallas W. Luby	13,790,379	2,615
A. Wellford Tabor	12,092,737	1,700,257
Nicolas D. Zerbib	13,773,579	19,415

Continuing directors of the Company were: Matthew Bronfman, John T. Sinnott and Michael H. Steinhardt, whose terms expire in 2007 and J. Adam Abram, Richard W. Wright, Joel L. Fleishman and James L. Zech, whose terms expire in 2008.

Ratification of appointment of Ernst & Young LLP as the independent registered public accounting firm for fiscal year 2006:

For	Against	Abstain	Broker Non-votes
13,791,779	1,215	0	0

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
3.2	Form of Third Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
4.1	Specimen Stock Certificate, representing James River Group, Inc. common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.2	Form of Warrant relating to Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.3	Registration Rights Agreement dated January 21, 2003, by and among James River Group, Inc. and certain stockholders as named therein (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.4	Indenture dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.5	Indenture dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.6	Amended and Restated Declaration of Trust of James River Capital Trust I dated as of May 26, 2004, by and among James River Group, Inc., the Trustees (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.7	Preferred Securities Guarantee Agreement dated as of May 26, 2004, by James River Group, Inc., as Guarantor and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the Holders (as defined therein) of James River Capital Trust I (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.8	Indenture dated December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.9	Amended and Restated Declaration of Trust of James River Capital Trust II dated as of December 15, 2004, by and among James River Group, Inc., the Trustees (as defined therein), the Administrators (as named therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

Exhibit No.	Description of Exhibit
4.10	Guarantee Agreement dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the Holders (as defined therein) from time to time of the capital securities of James River Capital Trust II (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.11	Indenture dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036.**
4.12	Amended and Restated Declaration of Trust of James River Capital Trust III dated as of June 15, 2006, by and among James River Group, Inc., the Trustees (as defined therein), the Administrators (as named therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III.**
4.13	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the Holders (as defined therein) from time to time of the capital securities of James River Capital Trust III.**
10.1	Employment Agreement dated and effective as of May 31, 2006 by and between James River Group, Inc. and Gregg T. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2006 (File No. 000-51480).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan or arrangement for Company officer or director.

**	Exhibit not included pursuant to Item 601(b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

James River Group, Inc.

August 2, 2006

/s/ Gregg T. Davis
Gregg T. Davis Executive Vice President – Finance