Form 10-Q
period 2006-09-30
JAMES RIVER GROUP, INC
filed 2006-10-31
CIK 1325177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):


Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No☒

On October 26, 2006, 15,087,308 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2006	December 31, 2005
	($ in thousands)
Assets
Investments available-for-sale:
Fixed maturity securities at fair value (amortized cost: 2006 – $468,883; 2005 – $344,636)	$466,131	$339,512

Cash and cash equivalents	38,496	41,029
Accrued investment income	5,055	3,988
Premiums receivable and agents’ balances	29,406	32,521
Reinsurance recoverable on unpaid losses	95,009	110,514
Reinsurance recoverable on paid losses	7,029	11,544
Prepaid reinsurance premiums	28,803	25,922
Deferred policy acquisition costs	15,681	13,899
Federal income taxes receivable	–	788
Deferred tax assets	11,835	7,999
Intangible insurance assets	4,184	4,184
Property and equipment, net	2,284	2,741
Other assets	3,468	2,403
Total assets	$707,381	$597,044

See accompanying notes.

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2006	December 31, 2005
	($ in thousands except for share data)
Liabilities and stockholders’ equity
Reserve for losses and loss adjustment expenses	$282,278	$226,493
Unearned premiums	127,334	115,765
Payables to reinsurers	5,346	11,316
Senior debt	15,000	15,000
Junior subordinated debt	43,300	22,681
Funds held	17,598	21,992
Accrued expenses	9,534	4,635
Federal income taxes payable	261	–
Other liabilities	3,422	3,007
Total liabilities	504,073	420,889

Commitments and contingencies

Stockholders’ equity:
Common stock- $0.01 par value; 100,000,000 shares authorized; 2006: 15,087,308 shares issued and outstanding; 2005: 15,070,053 shares issued and outstanding	150	150
Common stock warrants	524	524
Additional paid-in capital	174,872	173,903
	175,546	174,577

Notes receivable from employees	(535)	(535)
Retained earnings	30,086	5,444
Accumulated other comprehensive loss	(1,789)	(3,331)
Total stockholders’ equity	203,308	176,155
Total liabilities and stockholders’ equity	$707,381	$597,044

See accompanying notes.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands except for share data)
Revenues
Gross written premiums	$73,449	$64,656	$216,248	$169,470
Ceded written premiums	(15,137)	(32,429)	(49,424)	(67,725)
Net written premiums	58,312	32,227	166,824	101,745
Change in net unearned premiums	(866)	(8,772)	(8,687)	(22,384)
Net earned premiums	57,446	23,455	158,137	79,361

Net investment income	5,191	2,686	13,690	6,448
Realized investment losses	(64)	(13)	(148)	(111)
Other income	67	28	155	104
Total revenues	62,640	26,156	171,834	85,802

Expenses
Loss and loss adjustment expenses	33,376	34,215	92,807	66,569
Other operating expenses	14,404	6,230	39,813	18,403
Interest expense	1,305	694	2,978	1,924
Total expenses	49,085	41,139	135,598	86,896
Income (loss) before taxes	13,555	(14,983)	36,236	(1,094)
Federal income tax expense (benefit)	4,293	(5,502)	11,594	(904)
Net income (loss)	$9,262	$(9,481)	$24,642	$(190)

Earnings (loss) per share:
Basic	$0.61	$(1.24)	$1.63	$(1.14)
Diluted	$0.58	$(1.24)	$1.54	$(1.14)

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	($ in thousands)
Operating activities
Net cash provided by operating activities	$103,937	$88,059

Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(176,271)	(195,228)
Purchases – equity securities	–	(1,000)
Maturities and calls – fixed maturity securities	23,627	17,907
Sales – fixed maturity securities	26,665	3,968
Sales – equity securities	–	1,300
Net payable to (receivable from) securities brokers	(448)	2,073
Purchases of property and equipment	(264)	(342)
Net cash used in investing activities	(126,691)	(171,322)

Financing activities
Proceeds from issuance of common stock	–	92,021
Proceeds from exercise of stock options	173	–
Income tax benefit from stock option exercises	75	–
Issuance of junior subordinated debt	20,000	–
Issuance costs	(27)	(6,798)
Notes receivable from officers and directors	–	2,030
Net cash provided by financing activities	20,221	87,253

Change in cash and cash equivalents	(2,533)	3,990
Cash and cash equivalents at beginning of period	41,029	20,210
Cash and cash equivalents at end of period	$38,496	$24,200

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2006

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact of adopting Statement 157 on our financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

2.	Stock Based Compensation

The Company’s shareholders have approved two incentive compensation plans, the 2003 Incentive Plan and the 2005 Incentive Plan (the Plans). Effective March 23, 2006, the 2003 Incentive Plan, for which options were previously granted to directors and key employees, was terminated with regard to future stock-based awards. Under the 2005 Incentive Plan, key employees, directors and third party service providers (generally, consultants, agents, advisors or independent contractors not involved in marketing or selling the Company’s securities) are eligible to receive share awards, subject to individual, annual and aggregate award limits, in the form of options, share appreciation rights, restricted share awards or units, performance shares or units and other share-based awards as well as cash-based awards. To date, the only share-based awards granted have been options to directors and key employees. All share-based equity awards under the Plans are issued at the discretion of the Compensation Committee of the Company’s Board of Directors. All options awarded to date vest over a four year period commencing from the date of grant and are exercisable for ten years from the date of the grant. All options issued pursuant to the 2005 Incentive Plan will vest immediately in the event of a change in control of the Company as defined in the plan. As of September 30, 2006 the maximum number of shares available for issuance under the 2005 Incentive Plan is 1,184,013.

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company recognized $260,000 and $721,000, respectively, of other operating expenses for share-based compensation during the three and nine months ended September 30, 2006. As a result, the Company’s income before income taxes and net income for the three months ended September 30, 2006 are $260,000 and $169,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 are $721,000 and $469,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are $0.02 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are each $0.03 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The adoption of Statement 123(R) did not have a material effect on the Company’s statement of cash flows. No prior period financial statements have been restated as a result of the adoption of Statement 123(R).

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

For all awards, the expected term is based on the midpoint between the vesting period and the contractual term of the award. Stock price volatility was estimated based on stock price volatility data for similar property/casualty companies in the period following their respective initial public offerings. The risk-free interest rate assumption is based on the seven-year U.S. Treasury rate at the date of grant. The dividend yield assumption is based upon the fact that the Company has paid no dividends since inception.

A summary of option activity under the Company’s incentive plans as of and for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	($ in thousands except for share data)
Outstanding, beginning of year	2,128,359	$11.79
Granted	57,583	$25.89
Exercised	(17,255)	$10.00
Forfeited	–	$–
Outstanding, end of period	2,168,687	$12.18	7.4 years	$37,232
Vested or expected to vest, end of period	2,145,709	$12.11	7.4 years	$36,999
Exercisable, end of period	1,238,743	$10.77	7.0 years	$23,015

During the three months ended September 30, 2006, the Company granted 12,583 options at a weighted-average grant date fair value of $13.07 per share. Reserved shares are issued to satisfy stock option exercises. As of September 30, 2006, there was $3.2 million of estimated unrecognized compensation costs expected to be charged to earnings over a weighted-average period of 3.0 years.

For the nine months ended September 30, 2006, the Company received cash from stock option exercises of $173,000 and the related income tax benefit totaled $75,000. The intrinsic value (the difference between the fair value of the options at exercise and the strike price) of options exercised during the nine months ended September 30, 2006 totaled $217,000.

For the nine months ended September 30, 2005, the Company received cash from stock option exercises of $30,300 and the related income tax benefit totaled $2,700. The intrinsic value of options exercised during the nine months ended September 30, 2005 totaled $7,600.

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

3.	Earnings (Loss) Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands except for share data)

Net income (loss) – numerator for diluted earnings per share for 2006	$9,262	$(9,481)	$24,642	$(190)
Dividends in arrears	–	(564)	–	(2,940)
Net income (loss) available to common shareholders – numerator for basic earnings per share	$9,262	$(10,045)	$24,642	$(3,130)

Weighted – average common shares outstanding – denominator for basic earnings per share	15,087,308	8,118,949	15,083,505	2,736,063
Dilutive potential common shares:
Options	853,884	–	804,156	–
Warrants	93,629	–	89,744	–
Weighted – average common shares and dilutive potential common shares outstanding – denominator for diluted earning per share	16,034,821	8,118,949	15,977,405	2,736,063

Earnings (loss) per share:
Basic	$0.61	$(1.24)	$1.63	$(1.14)
Diluted	$0.58	$(1.24)	$1.54	$(1.14)

Anti-dilutive securities excluded from diluted earnings (loss) per share:
Warrants and options	92,667	2,292,659	92,667	2,292,659
Preferred stock and dividends	–	5,250,815	–	8,285,710
	92,667	7,543,474	92,667	10,578,369

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

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

5.	Reserve for Losses and Loss Adjustment Expenses

The Company incurred $27.0 million of costs for Hurricanes Katrina and Rita, net of reinsurance and including reinsurance reinstatements, for the three months and nine months ended September 30, 2005.

A $2.4 million reserve redundancy developed in the three months ended September 30, 2006 on business written arising from prior accident years. Of this development, $3.7 million of favorable development occurred in the

Excess and Surplus Insurance casualty lines, with $2.3 million of this favorable development coming from the 2005 accident year and $1.3 million coming from the 2004 accident year. This favorable development was partially offset by unfavorable development in the Excess and Surplus Insurance property lines of $1.1 million primarily related to the 2005 hurricanes.

A $1.3 million reserve redundancy developed in the three months ended September 30, 2005 on the reserve for losses and loss adjustment expenses (LAE) held at December 31, 2004. Of this development, $1.6 million occurred in the Excess and Surplus Insurance casualty lines for the 2004 and 2003 accident years. Favorable development in the Excess and Surplus property lines was $108,000 related primarily to the 2004 accident year. This favorable development was offset by $398,000 of unfavorable development in the Workers’ Compensation Insurance line.

A $6.9 million redundancy developed in the nine months ended September 30, 2006 on the prior accident year reserves. Of this development, $6.7 million of favorable development occurred in the Excess and Surplus Insurance casualty lines, with $3.7 million of this favorable development coming from the 2004 accident year and $2.6 million coming from the 2005 accident year. Favorable development in the Excess and Surplus Insurance property lines was $85,000, and favorable development for the Workers’ Compensation Insurance line totaled $97,000 for the nine months ended September 30, 2006.

A $3.3 million redundancy developed in the nine months ended September 30, 2005 on the reserve for losses and LAE held at December 31, 2004. Of this development, $2.5 million occurred in the Excess and Surplus Insurance property lines for the 2004 accident year and $1.7 million occurred in the Excess and Surplus Insurance casualty lines for the 2004 and 2003 accident years. The Workers’ Compensation Insurance line experienced $824,000 of unfavorable reserve development on the 2004 accident year in the first nine months of 2005.

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

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

Interest on the Trust Preferred Securities and interest paid by the Company to the Trust on the Junior Subordinated Debt are payable quarterly in arrears. Through September 15, 2006, interest accrued at the per annum rate of 8.3%. On September 15, 2006 and quarterly thereafter, the interest rate will be reset to a per annum rate equal to the three-

month LIBOR on the Determination Date (as defined in the Indenture) plus a margin of 3.0%. The Company has the right to defer interest payments on the Junior Subordinated Debt for up to five years without triggering an event of default. Interest payable is included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

The Indenture contains certain covenants with which the Company is in compliance as of September 30, 2006.

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

7.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Unrealized gains (losses) arising during the period, before taxes	$10,817	$(4,010)	$2,224	$(3,797)
Income taxes	(3,785)	1,403	(778)	1,329
Unrealized gains (losses) arising during the period, net of taxes	7,032	(2,607)	1,446	(2,468)
Less classification adjustment: Losses realized in net income	(64)	(13)	(148)	(111)
Income taxes	23	5	52	39
Reclassification adjustment for losses realized in net income	(41)	(8)	(96)	(72)
Other comprehensive income (loss)	7,073	(2,599)	1,542	(2,396)
Net income (loss)	9,262	(9,481)	24,642	(190)
Comprehensive income (loss)	$16,335	$(12,080)	$26,184	$(2,586)

8.	Contingent Liabilities

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

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
	($ in thousands)
Three Months Ended September 30, 2006
Gross written premiums	$59,565	$13,884	$–	$73,449
Net earned premiums	46,343	11,103	–	57,446
Segment revenues	50,346	11,927	367	62,640
Underwriting profit	10,386	290	–	10,676
Net investment income	4,067	810	314	5,191
Interest expense	–	–	1,305	1,305
Segment assets	599,037	90,886	17,458	707,381

Three Months Ended September 30, 2005
Gross written premiums	$53,715	$10,941	$–	$64,656
Net earned premiums	16,112	7,343	–	23,455
Segment revenues	18,117	7,807	232	26,156
Underwriting profit (loss)	(15,819)	(635)	–	(16,454)
Net investment income	2,016	454	216	2,686
Interest expense	–	–	694	694
Segment assets	475,387	62,251	37,381	575,019

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

9.	Segment Information (continued)

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
	($ in thousands)
Nine Months Ended September 30, 2006
Gross written premiums	$181,121	$35,127	$–	$216,248
Net earned premiums	129,243	28,894	–	158,137
Segment revenues	139,728	31,013	1,093	171,834
Underwriting profit	28,277	57	–	28,334
Net investment income	10,633	2,082	975	13,690
Interest expense	–	–	2,978	2,978
Segment assets	599,037	90,886	17,458	707,381

Nine Months Ended September 30, 2005
Gross written premiums	$144,950	$24,520	$–	$169,470
Net earned premiums	61,367	17,994	–	79,361
Segment revenues	66,296	19,044	462	85,802
Underwriting profit (loss)	(4,558)	122	–	(4,436)
Net investment income	4,945	1,026	477	6,448
Interest expense	–	–	1,924	1,924
Segment assets	475,387	62,251	37,381	575,019

The following table reconciles the underwriting profit (loss) of the insurance segments by individual segment to consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Underwriting profit (loss) of insurance segments:
Excess and Surplus Insurance	$10,386	$(15,819)	$28,277	$(4,558)
Workers’ Compensation Insurance	290	(635)	57	122
Total underwriting profit (loss) of insurance segments	10,676	(16,454)	28,334	(4,436)
Net investment income	5,191	2,686	13,690	6,448
Realized investment losses	(64)	(13)	(148)	(111)
Other income	67	28	155	104
Other operating expenses of the Corporate and Other segment	(1,010)	(536)	(2,817)	(1,175)
Interest expense	(1,305)	(694)	(2,978)	(1,924)
Consolidated income (loss) before taxes	$13,555	$(14,983)	$36,236	$(1,094)

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

10.	Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Other underwriting expenses of the insurance segments	$4,388	$1,425	$11,951	$4,728
Amortization of policy acquisition costs	9,006	4,269	25,045	12,500
Other operating expenses of the Corporate and Other segment	1,010	536	2,817	1,175
Total	$14,404	$6,230	$39,813	$18,403

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

James River Group, Inc. is a holding company that owns and manages property/casualty insurance companies focused on specialty insurance niches. We seek to:

•	earn a profit from underwriting; and
•	produce a return on average equity of 15% or greater.

Earning a profit from underwriting means that we intend for the premiums we earn in any period to be sufficient to pay all of the losses and loss adjustment expenses (LAE) we incur during the period as well as all of the expenses associated with our operations. We use underwriting profit or loss as a basis for evaluating our underwriting performance. Our strategy is to operate at a lower expense ratio than many of our competitors; focus our efforts on the specialty insurance market where profits have historically been better than in the standard market; underwrite each risk individually in order to apply our expertise to each risk we underwrite; to use technology to provide our employees and managers with timely and accurate information about our business; and to actively manage claims in accordance with the terms of our insurance contracts. Our underwriting profit for the three months ended September 30, 2006 was $9.7 million, an increase over the underwriting loss of $17.0 million reported for the same period last year. During the third quarter of 2005, the Company recorded $27.0 million (on a pre-tax basis) of costs net of reinsurance for hurricanes Katrina and Rita, including reinsurance reinstatements. For the nine months ended September 30, 2006, our underwriting profit was $25.5 million, an increase over the underwriting loss of $5.6 million reported for the same period last year.

We calculate return on equity by dividing net income by average stockholders’ equity for the period on an annualized basis. Our overall financial goal is to produce an annual return on equity of at least 15.0%. Our return on average equity was 19.0% for the quarter ended September 30, 2006 and 17.3% for the nine months ended September 30, 2006. Our return on average equity for the same periods in 2005 was negative due primarily to the hurricane losses noted above. During the third quarter of 2005, we raised $84.6 million in our initial public offering (see “Initial Public Offering”). As a result, comparison of our year-over-year return on equity should include the proceeds of this offering.

We are organized into three reportable segments, which are separately managed business units:

•	The Excess and Surplus Insurance segment offers commercial excess and surplus lines liability and property insurance through James River Insurance Company (James River Insurance);
•

The Workers’ Compensation Insurance segment offers workers’ compensation coverage primarily for the residential construction industry in North Carolina through Stonewood Insurance Company (Stonewood Insurance); and

•	The Corporate and Other segment consists of management and treasury activities of our holding company and interest expense associated with our debt.

James River Insurance and Stonewood Insurance each have a financial strength rating of “A-” (Excellent) from A.M. Best.

RESULTS OF OPERATIONS

The following table compares the components of net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)

Gross written premiums	$73,449	$64,656	13.6%	$216,248	$169,470	27.6%
Net retention (a)	79.4%	49.8%		77.1%	60.0%
Net written premiums	$58,312	$32,227	80.9%	$166,824	$101,745	64.0%

Net earned premiums	$57,446	$23,455	144.9%	$158,137	$79,361	99.3%
Losses and loss adjustment expenses	(33,376)	(34,215)	(2.5)%	(92,807)	(66,569)	39.4%
Other operating expenses	(14,404)	(6,230)	131.2%	(39,813)	(18,403)	116.3%
Underwriting profit (loss) (b)	9,666	(16,990)	n/m	25,517	(5,611)	n/m
Net investment income	5,191	2,686	93.3%	13,690	6,448	112.3%
Realized investment losses	(64)	(13)	392.3%	(148)	(111)	33.3%
Other income	67	28	139.3%	155	104	49.0%
Interest expense	(1,305)	(694)	88.0%	(2,978)	(1,924)	54.8%
Federal income tax (expense) benefit	(4,293)	5,502	n/m	(11,594)	904	n/m
Net income (loss)	$9,262	$(9,481)	n/m	$24,642	$(190)	n/m
Ratios:
Loss ratio	58.1%	145.9%		58.7%	83.9%
Expense ratio	25.1%	26.6%		25.2%	23.2%
Combined ratio	83.2%	172.4%		83.9%	107.1%

n/m- Not Meaningful

(a)  Net retention is defined as the ratio of net written premiums to gross written premiums.

(b)  See “Reconciliation of Non-GAAP Measures” for further detail.

Net income was $9.3 million, or $0.58 per diluted share, for the three months ended September 30, 2006, compared to a net loss of $9.5 million, or $(1.24) per diluted share, for the three months ended September 30, 2005 (note that 2005 included $17.5 million on an after-tax basis of costs net of reinsurance in connection with hurricanes Katrina and Rita, including reinsurance restatements). For the nine-month period ended September 30, 2006, net income was $24.6 million, or $1.54 per diluted share, compared to the prior year’s loss of $190,000, or $(1.14) per diluted share. Weighted-average diluted shares outstanding in 2006 for both the third quarter and year-to-date of 2006 of 16.0 million exceeded those in the third quarter and year-to-date of 2005 of 8.1 million and 2.7 million, respectively. This significant increase in shares outstanding is due to the fact that all of the common stock equivalents outstanding in the prior year were determined to be anti-dilutive (due to the loss in the prior year) as well as to shares issued in the Company’s initial public offering in August 2005.

Our combined ratio for the three months ended September 30, 2006 was 83.2%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, LAE and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the quarter included $2.4 million, or 4.3 percentage points, of net favorable reserve development on prior accident years including $3.7 million from the

Excess and Surplus Insurance segment’s casualty business offset by $1.1 million of adverse development ($85,000 of favorable development on a year-to-date basis) from the Excess and Surplus Insurance segment’s property business.

In the prior year, the combined ratio for the three months ended September 30, 2005 was 172.4%. It included $27.0 million of losses, reinsurance and other costs arising from the aforementioned hurricanes offset by $1.3 million or 5.5 percentage points of net favorable reserve development arising from prior accident years. This net favorable development arose as follows: $1.6 million of favorable development from the Excess and Surplus Insurance segment’s casualty business and $108,000 of favorable development from the Excess and Surplus Insurance segment’s property business offset by $398,000 of adverse development for the Workers’ Compensation Insurance segment.

The combined ratio for the nine months ended September 30, 2006 of 83.9% included $6.9 million, or 4.3 percentage points, of favorable reserve development on prior accident years including $6.7 million from the Excess and Surplus Insurance segment’s casualty business, $85,000 from the Excess and Surplus Insurance segment’s property business and $97,000 from the Workers’ Compensation Insurance segment.

In the prior year, the combined ratio for the nine months ended September 30, 2005 was 107.1%. It included $27.0 million of losses, reinsurance and other costs arising from the aforementioned hurricanes offset by $3.3 million, or 4.2 percentage points, of net favorable reserve development arising from prior accident years. This net favorable development arose as follows: $2.5 million of favorable development from the Excess and Surplus Insurance segment’s property business and $1.7 million from the Excess and Surplus Insurance segment’s casualty lines offset by $824,000 of adverse development for the Workers’ Compensation Insurance segment.

UNDERWRITING RESULTS

There is an intercompany reinsurance pooling agreement in place between James River Insurance and Stonewood Insurance to best employ our capital at each of our insurance company subsidiaries. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of this intercompany reinsurance pooling agreement because we evaluate the operating performance of our reportable segments on a pre-pooling basis.

The following table compares our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Excess and Surplus Insurance	77.6%	198.2%	78.1%	107.4%
Workers’ Compensation Insurance	97.4%	108.6%	99.8%	99.3%
Total	83.2%	172.4%	83.9%	107.1%

Excess and Surplus Insurance

The combined ratio for the Excess and Surplus Insurance segment for the three months ended September 30, 2006 was 77.6%, comprised of a loss ratio of 54.8% and an expense ratio of 22.8%. This included $2.6 million, or 5.7 percentage points, of net favorable reserve development in our loss estimates consisting of $3.7 million arising from casualty business offset by $1.1 million of adverse development from property business. This compares to the prior year’s third quarter combined ratio of 198.2%, comprised of a loss ratio of 180.8% and an expense ratio of 17.4%. In addition to the losses for the aforementioned hurricanes, the prior year’s combined ratio also included $1.7 million, or 10.4 percentage points, of favorable development consisting of $1.6 million of favorable development on casualty business and $108,000 on property business. Additionally, the expense ratio for the same period in the prior year, benefited from $3.1 million of ceding commissions that James River Insurance received on a quota share reinsurance contract which was not renewed for 2006. That quota share contract also affected the expense ratio of the third quarter of the prior year by reducing net earned premiums by $13.5 million. In addition, reinsurance reinstatement premiums associated with Hurricane Katrina reduced net earned premiums for the third quarter of 2005 by $8.0 million.

The combined ratio for the Excess and Surplus Insurance segment for the nine months ended September 30, 2006 was 78.1%, comprised of a loss ratio of 55.5% and an expense ratio of 22.6%. This included $6.8 million, or 5.2 percentage points, of favorable development in our loss estimates consisting of $6.7 million arising from casualty business and $85,000 from property business. This compares to the first nine months of the prior year’s combined ratio of 107.4%, comprised of a loss ratio of 89.7% and an expense ratio of 17.8%. In addition to the losses for the aforementioned hurricanes, the prior year’s combined ratio also included $4.2 million, or 6.8 percentage points, of favorable development which included $1.7 million of favorable development on casualty business and $2.5 million on property business. Additionally, the expense ratio for the same period in the prior year benefited from $7.1 million of ceding commissions that James River Insurance received on a quota share reinsurance contract that was not renewed for 2006. That quota share contract also affected the expense ratio of the third quarter of the prior year by reducing net earned premiums by $29.6 million. In addition, reinsurance reinstatement premiums associated with Hurrincane Katrina reduced net earned premiums for the first nine months of 2005 by $8.0 million.

Underwriting results by major line of business within the Excess and Surplus Insurance segment are as follows:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)

Net earned premiums	$45,518	$825	$46,343	$124,845	$4,398	$129,243
Losses and LAE	$24,026	$1,373	$25,399	$69,201	$2,510	$71,711
Loss ratio	52.8%	166.4%	54.8%	55.4%	57.1%	55.5%

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)

Net earned premiums	$20,058	$(3,946)	$16,112	$62,758	$(1,391)	$61,367
Losses and LAE	$13,412	$15,722	$29,134	$40,609	$14,410	$55,019
Loss ratio	66.9%	n/m	180.8%	64.7%	n/m	89.7%

Workers’ Compensation Insurance

The combined ratio for the Workers’ Compensation Insurance segment for the three months ended September 30, 2006 was 97.4%, comprised of a loss ratio of 71.8% and an expense ratio of 25.5%. The loss ratio included $202,000, or 1.8 percentage points, of adverse reserve development on prior accident years of which $100,000 relates to the costs assigned from the North Carolina Involuntary Workers’ Compensation pool. The results for the third quarter of 2006 compare to those of 2005 where the Workers’ Compensation Insurance segment had a combined ratio of 108.6%, comprised of a loss ratio of 69.2% and an expense ratio of 39.5%. The loss ratio for the third quarter of the prior year included $398,000, or 5.4 percentage points, of adverse development from prior accident years. Additionally, the expense ratio for the third quarter of the prior year included $570,000, or 7.8 percentage points, for anticipated guaranty fund assessments (this amount was $254,000, or 2.3 percentage points, for the third quarter of 2006).

The combined ratio for the Workers’ Compensation Insurance segment for the nine months ended September 30, 2006 was 99.8%, comprised of a loss ratio of 73.0% and an expense ratio of 26.8%. The loss ratio for this period included high loss activity in the first quarter of 2006. The loss ratio also included $97,000, or 0.3 percentage points, of favorable reserve development on prior accident years. For the nine months ended September 30, 2005, the Workers’ Compensation Insurance segment had a combined ratio of 99.3%, comprised of a loss ratio of 64.2% and an expense ratio of 35.1%. The loss ratio included $824,000, or 4.6 percentage points, of adverse reserve development on prior accident years primarily related to costs assigned from the North Carolina Involuntary Worker’s Compensation pool. Additionally, the expense ratio for the nine months ended September 30, 2005 included $570,000, or 3.2 percentage points, for anticipated guaranty fund assessments (this amount was $654,000, or 2.3 percentage points, for the same period in 2006.). The expense ratio of the Workers’ Compensation Insurance segment improved significantly over the prior year principally due to economies of scale achieved by this segment.

RESERVES

The Company’s gross reserve for losses and LAE at September 30, 2006 was $282.3 million. Of this amount, 72.6% relates to amounts that are incurred but not reported (IBNR). At September 30, 2006, the amount of net reserves related to IBNR was 80.9% of the total net reserve for losses and LAE. The Company’s gross reserves for losses and LAE by segment are summarized as follows:

	Gross Reserves at September 30, 2006
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Insurance
Casualty Lines	$35,798	$168,865	$204,663
Property Lines	30,192	16,575	46,767
Workers’ Compensation Insurance	11,320	19,528	30,848
Total	$77,310	$204,968	$282,278

The Company’s net reserves for losses and LAE by segment are summarized as follows:

	Net Reserves at September 30, 2006
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Insurance
Casualty Lines	$18,854	$129,413	$148,267
Property Lines	5,629	5,929	11,558
Workers’ Compensation Insurance	11,270	16,174	27,444
Total	$35,753	$151,516	$187,269

PREMIUMS

The following table summarizes the growth in premium volume by component and business segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Insurance	$59,565	$53,715	10.9%	$181,121	$144,950	25.0%
Workers’ Compensation Insurance	13,884	10,941	26.9%	35,127	24,520	43.3%
	$73,449	$64,656	13.6%	$216,248	$169,470	27.6%

Net written premiums:
Excess and Surplus Insurance	$45,763	$22,276	105.4%	$135,707	$80,381	68.8%
Workers’ Compensation Insurance	12,549	9,951	26.1%	31,117	21,364	45.7%
	$58,312	$32,227	80.9%	$166,824	$101,745	64.0%

Net earned premiums:
Excess and Surplus Insurance	$46,343	$16,112	187.6%	$129,243	$61,367	110.6%
Workers’ Compensation Insurance	11,103	7,343	51.2%	28,894	17,994	60.6%
	$57,446	$23,455	144.9%	$158,137	$79,361	99.3%

The increases in premiums noted above are primarily due to an increase in renewal business and growth in the Company’s broker and agency networks. The number of brokers submitting business to the Excess and Surplus Insurance segment grew 28.3% from 173 to 222 as of September 30, 2005 and 2006, respectively. Additionally, the Excess and Surplus Insurance segment introduced its Small Business and Sports and Entertainment lines which grew from $40,000 for the three-month period ended September 30, 2005 to $1.6 million for the same period in 2006 ($40,000 for the nine month period ended September 30, 2005 to $4.8 million for the same period in 2006). Significant growth was also present in our Life Sciences, Energy, Environmental and Professional Liability lines whose combined revenues increased 33.7% from $11.2 million to $15.0 million for the quarters ended September 30, 2005 and 2006, respectively (45.8% from $27.7 million to $40.3 million for the nine month periods ended September 30, 2005 and 2006, respectively).

The number of agencies in the Workers’ Compensation Insurance network grew 6.7% from 134 to 143 as of September 30, 2005 and 2006, respectively. The Workers’ Compensation segment will also expand its writings into Virginia late this year or early in 2007.

For the quarter ended September 30, 2006, the total growth in gross written premiums for our casualty lines was 25.9% from $56.1 million in 2005 to $70.6 million. For the same quarter, gross written premiums for property lines decreased 67.0% from $8.6 million in 2005 to $2.8 million in 2006. This decrease was as a result of the Company’s decision to rebalance its insurance property book, with much of the effect taking place in the third quarter (see “Reinsurance”). For the nine-month period ended September 30, 2006, the total growth in gross written premiums for our casualty lines was 35.9% from $145.2 million in 2005 to $197.3 million. For the nine-month period ended September 30, 2006, gross written premiums for property lines decreased 21.9% from $24.2 million in 2005 to $18.9 million in 2006 for the reasons noted above.

For the three months ended September 30, 2006 and 2005, our net retention was 79.4% and 49.8%, respectively. For the nine months ended September 30, 2006 and 2005, our net retention was 77.1% and 60.0%, respectively. In addition to premium growth in 2006, there are two items that occurred in 2005 which explain the significant variance in year-over-year net premiums. Reinsurance reinstatement premiums accounted for $8.0 million of the $27.0 million cost of the hurricanes in the third quarter of 2005, detailed previously, which accordingly reduced net written premiums for the three-month and nine-month periods ended September 30, 2005. Also in 2005, we entered into a quota share reinsurance contract effective January 1, 2005 that transferred a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of our direct written premiums on that business. This quota share treaty reduced our net retention ratio for both the three-month and nine-month periods ended September 30, 2005. Ceded written premiums and ceded earned premiums related to this quota share treaty for the three-month and nine-month periods ended September 30, 2005 totaled $13.5 million and $29.6 million, respectively. This quota share reinsurance treaty was not renewed for 2006.

Net earned premiums also grew as noted above. Premiums are earned ratably over the terms of our insurance policies, generally twelve months.

INVESTING RESULTS

Net investment income for the three months ended September 30, 2006 was $5.2 million, up 93.3% from $2.7 million for the three months ended September 30, 2005. Net investment income for the nine months ended September 30, 2006 was $13.7 million, up 112.3% from $6.4 million for the nine months ended September 30, 2005. The increase in net investment income reflects the significant growth in our invested assets from $343.0 million at September 30, 2005 to $466.1 million at September 30, 2006. The growth in our invested assets is a result of an increase in our net written premiums, the $84.6 million of proceeds from our initial public offering and the underwriters’ exercise of their over-allotment option in August 2005 as well as the $20.0 million of net proceeds from our offering of junior subordinated debt in June 2006. The following table summarizes our investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Annualized gross investment yield on:
Average cash and invested assets	4.6%	3.8%	4.4%	3.4%
Average fixed maturity securities	4.6%	3.8%	4.4%	3.4%
Annualized tax equivalent yield on:
Average fixed maturity securities	5.3%	4.2%	5.0%	3.8%

Our cash and invested assets consist of fixed maturity securities and cash and cash equivalents. Our fixed maturity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). The average duration of our fixed maturity security portfolio at September 30, 2006 is approximately 4.7 years.

The amortized cost and fair value of our investments in fixed maturity securities were as follows:

	September 30, 2006			December 31, 2005
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)

Corporate	$91,093	$89,158	19.1%	$97,807	$95,899	28.3%
U.S. Treasury securities and obligations of U.S. Government agencies	47,037	46,054	9.9%	46,868	45,929	13.5%
State and municipal	180,814	182,239	39.1%	99,047	98,161	28.9%
Mortgage-backed	93,633	92,610	19.9%	65,319	64,424	19.0%
Asset-backed	56,306	56,070	12.0%	35,595	35,099	10.3%
Total	$468,883	$466,131	100.0%	$344,636	$339,512	100.0%

The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:

	September 30, 2006
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$20,184	$19,994	4.3%
After one year through five years	81,831	79,911	17.2%
After five years through ten years	75,376	74,267	15.9%
After ten years	141,553	143,279	30.7%
Mortgage-backed	93,633	92,610	19.9%
Asset-backed	56,306	56,070	12.0%
Total	$468,883	$466,131	100.0%

At September 30, 2006, our fixed maturity security portfolio had an unrealized loss of $2.8 million, representing 0.6% of the amortized cost of the portfolio. The majority of the unrealized losses on fixed maturity securities at September 30, 2006 are interest rate related. Each security in our portfolio had a fair value that was greater than 92.0% of its amortized cost at September 30, 2006. None of the fixed maturity securities with unrealized losses has ever missed or been delinquent on a scheduled principal or interest payment. At September 30, 2006, 95.7% of our fixed maturity security portfolio was rated ‘‘A-’’ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.

We have concluded that none of the available-for-sale securities with unrealized losses at September 30, 2006 has experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value in this determination.

Our cash and cash equivalents were $38.5 million at September 30, 2006. The percentage of cash and cash equivalents included in the total of cash and invested assets was 7.6% at September 30, 2006 compared to 10.8% at December 31, 2005. At September 30, 2006, cash and invested assets per share was $33.45 compared to $25.25 at December 31, 2005.

In the fourth quarter of 2006, the Company will begin to invest in equity securities, principally in indexed instruments. Over time, up to 10% of the investment portfolio may be invested in equity securities.

OTHER OPERATING EXPENSES

Other operating expenses for the Company include both the underwriting, acquisition and insurance expenses of the Excess and Surplus Insurance segment and the Workers’ Compensation Insurance segment as well as the expenses of the Corporate and Other segment.

Other operating expenses for the Corporate and Other segment include personnel costs associated with holding company employees, directors’ fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries. The amount of the reimbursement is included primarily as underwriting expenses in the results of our insurance subsidiaries. The amounts of other operating expenses of the Corporate and Other segment represent the expenses of the holding company that were not reimbursed by our subsidiaries (including costs associated with potential acquisitions and other strategic initiatives). These costs may vary from period-to-period based on the status of these initiatives. The total costs for the operating expenses of the Corporate and Other segment were $1.0 million and $536,000 for the three months ended September 30, 2006 and 2005, respectively. These expenses were $2.8 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. The significant increase in other operating expenses of the Corporate and Other segment over the prior periods was attributable to planned increases in legal and consulting expenses, most notably those associated with being a public registrant -- particularly costs associated with the implementation of the internal control documentation and testing requirements of the Sarbanes-Oxley Act. Other operating expenses for the three-month and nine-month periods ended September 30, 2006 also included $260,000 and $721,000, respectively, of compensation expense associated with the expensing of stock options in connection with the adoption of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), effective January 1, 2006 (see ‘‘New Accounting Standards’’).

Interest expense totaled $1.3 million and $694,000 for the three months ended September 30, 2006 and 2005, respectively, and $3.0 million and $1.9 million, respectively, for the nine months ended September 30, 2006 and 2005. Interest expense relates to $15.0 million of senior debt and $43.3 million of junior subordinated debt. Interest on these notes accrues at floating rates, and the increase in interest expense reflects increases in the overall rate environment over the past 12 months as well as the issuance of the additional $20.6 million of junior subordinated debt in June 2006.

INCOME TAXES

For the three and nine-month periods ended September 30, 2006 and 2005, income taxes and income tax benefit differ from the amounts computed by applying the Federal statutory income tax rate to income (loss) before taxes primarily due to interest income on tax-advantaged state and municipal securities. Our effective tax rates were 31.7% and 32.0%, respectively, for the three and nine-months ended September 30, 2006. State and municipal securities represented 39.1% of our fixed maturity security portfolio at September 30, 2006 compared to 28.7% at September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

We are organized as a holding company with all of our operations being conducted by our wholly-owned insurance subsidiaries. Accordingly, our holding company receives cash through loans from banks, issuance of equity and debt securities (including our initial public offering in August 2005 and our junior subordinated debt issuance in June 2006), corporate service fees or dividends received from our insurance subsidiaries, payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions.

The payment to us of dividends by our subsidiaries is limited by statute. In general, these restrictions require that dividends be paid out of earned surplus and limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any twelve-month period without advance regulatory approval. The maximum amount of dividends available to us from our insurance subsidiaries during 2006 without regulatory approval is $14.5 million. However, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends under any applicable formula.

At September 30, 2006, cash and invested assets at our holding company totaled $13.9 million.

Our premium to surplus ratio (defined as annualized net written premiums to statutory surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. As we have a relatively limited operating history, the rating agency’s metrics require us to have a lower premium to surplus ratio than that of some of our competitors. For the nine months ended September 30, 2006, our premium to surplus ratio was 1.0 to 1.0.

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income and proceeds from offerings of debt and equity securities. We use operating cash flows primarily to pay operating expenses, losses and LAE and income taxes.

	Nine Months Ended September 30,
	2006	2005
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$103,937	$88,059
Investing activities	(126,691)	(171,322)
Financing activities	20,221	87,253
Change in cash and cash equivalents	$(2,533)	$3,990

The increase in net cash provided by operating activities from 2005 to 2006 reflects the significant growth in our premium cash receipts during the period.

Cash from financing transactions during the nine months ended September 30, 2006, as noted above, was primarily attributable to the $20.0 million of proceeds from the issuance of the junior subordinated debt in June 2006. Financing transactions for the nine months ended September 30, 2005 included $84.6 million of net proceeds from our initial public offering of common stock in August 2005 and the repayment of $2.0 million of notes from our directors and executive officers.

Senior Debt and Junior Subordinated Debt

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior debt is redeemable prior to its stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the senior debt contain certain covenants, which, among other things, restrict our assuming senior indebtedness secured by our Common Stock or our subsidiaries’ capital stock or issuing shares of our subsidiaries’ capital stock. We are in compliance with all such covenants at September 30, 2006.

We have sold trust preferred securities through three Delaware statutory trusts sponsored and wholly-owned by us. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated debt. The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2006:

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

We have provided a full, irrevocable and unconditional guarantee of payment of the obligations of each of the trusts under the trust preferred securities. The indentures for the junior subordinated debt contain certain covenants with which we are in compliance as of September 30, 2006.

At September 30, 2006, the ratio of total debt outstanding to total capitalization (defined as total debt outstanding plus total stockholders’ equity) was 22.3%. We use capital to support our premium growth and having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using equity alone. Our target debt to total capitalization ratio is 35.0% or less.

Initial Public Offering

On May 3, 2005, we filed a registration statement on Form S-1 with the Securities Exchange Commission for an initial public offering of Common Stock. Our registration statement was declared effective on August 8, 2005. On August 9, 2005, we completed a ten-for-one split of our Common Stock to shareholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, including shares representing accrued but unpaid dividends, were converted into approximately 10.0 million shares of Common Stock. In addition, we amended and restated our certificate of incorporation to increase the number of authorized shares of Common Stock to 100.0 million and decrease the number of authorized shares of preferred stock to 5.0 million. Gross proceeds from the sale of 4.4 million shares of Common Stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Costs associated with the initial public offering included $6.6 million of underwriting and other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of Common Stock were issued and sold at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $12.0 million and underwriting costs were $840,000.

Reinsurance

We enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. The ratio of net written premiums to gross written premiums is referred to as our net retention. For the nine months ended September 30, 2006 and 2005, our net retention was 77.1% and 60.0%, respectively. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses.

The following is a summary of our casualty reinsurance in place at September 30, 2006:

Line of Business	Company Policy Limit	Company Retention

Primary Casualty	Up to $5.0 million per occurrence	Up to $1.2 million per occurrence

Excess Casualty	Generally up to $5.0 million per occurrence (1)	$500,000 per occurrence

Workers’ Compensation	Unlimited (benefits prescribed by statute)	$750,000 per occurrence and losses above $20.0 million per occurrence and above $10.0 million on any one life

(1)  For policies with an occurrence limit of $1.0 million or higher, the quota share percentage is set such that our retention is $500,000. For all excess casualty policy limits in excess of $5.0 million, we purchase facultative reinsurance. For policies where we also write an underlying primary casualty policy, the quota share reinsurance reduces our excess casualty retention to $100,000, in addition to our retention on the primary casualty coverage which results in a total retention of $1.1 million on that risk.

The following table is a summary of our property reinsurance in place as of September 30, 2006:

Line of Business	Company Policy Limit	Company Retention

Primary Property	Generally up to $5.0 million per risk (1)	Up to 25% of the first $5.0 million (2) (3)

Excess Property	Generally up to $5.0 million per risk (1)	25% of the first $5.0 million (3)

(1)  Per risk limits in excess of $5.0 million are reinsured through facultative reinsurance or run-off coverage of the Company’s $10.0 million excess of $5.0 million reinsurance program in place prior to the June 1, 2006 property reinsurance renewal.

(2)  $250,000 for non-catastrophe losses.

(3)  Subject to maximum coverage of 100% of ceded premium for a single occurrence.

We use catastrophe-modeling software to analyze the risk of severe losses from hurricanes and earthquakes. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. In the fourth quarter of 2005, we began reducing our exposure to hurricane losses by not writing any new or renewal primary property insurance with wind coverage within 100 miles of the Southeast and Gulf coasts of the United States or within 30 miles of the Northeast coast of the United States. We are reducing the concentration of exposed limits in any 50 mile area to $50 million or less.

We measure exposure to potential catastrophe losses in terms of probable maximum loss (PML), which is an estimate of the amount we would expect to pay in any one catastrophe event over a specified period of time

(i.e. a return period). We manage this potential loss by purchasing catastrophe reinsurance coverage.

Effective June 1, 2006, we purchased catastrophe reinsurance of $17.5 million in excess of our $2.5 million per event retention. This coverage has one reinstatement in the event we exhaust any of the coverage. Additionally, our property quota share reinsurance treaty effectively provides coverage for a single occurrence up to 100% of ceded premium, which is estimated at $21 million for the period June 1, 2006 through May 31, 2007. Our property quota share reinsurance treaty is not subject to any reinstatement premiums or an aggregate cap on ceded losses. The combination of our property catastrophe and quota share reinsurance treaties provides coverage for a single occurrence of up to approximately $41 million. Based on our computer modeling, a $41 million gross catastrophe loss is expected to exceed our 500 year return period. In the event of a $41 million gross property catastrophe loss to the Company, we estimate our net after tax cost at approximately $3.2 million, including reinstatement premiums. In addition to our retention, we would retain any losses in excess of our reinsurance coverage limits.

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At September 30, 2006, there was no allowance for uncollectible reinsurance. James River Insurance and Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of ‘‘A’’ (Excellent) or better for liability coverages and ‘‘A-’’ (Excellent) or better for property coverages.

At September 30, 2006, we had reinsurance recoverables on unpaid losses of $95.0 million and reinsurance recoverables on paid losses of $7.0 million. Included in reinsurance recoverables on unpaid losses at September 30, 2006 are $12.4 million of recoverables related to Hurricane Katrina and $14.3 million related to Hurricane Wilma. All but $1.8 million of our total recoverables at September 30, 2006 are from reinsurers rated ‘‘A’’ or better by A.M. Best or are collateralized with letters of credit or trust account assets for which we are the beneficiary.

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

Prior to May 3, 2005 (the date that we filed the Form S-1 with the Securities and Exchange Commission), we used the minimum value method to calculate the pro forma disclosures required by Statement 123. We continue to account for the portion of awards granted prior to May 3, 2005 that have not been modified, cancelled or repurchased subsequent to that date using the provisions of APB Opinion No. 25 and its related interpretive guidance.

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

As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended September 30, 2006 are $260,000 and $169,000 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Such amounts are $721,000 and $469,000, respectively, for the nine months ended September 30, 2006. Reported basic and diluted earnings per share for the three months ended September 30, 2006 would have increased by $0.02 and $0.01, respectively ($0.03 and $0.03, respectively, for the nine months ended September 30, 2006) had we not adopted Statement 123(R). The adoption of Statement 123(R) did not have a material effect on our statement of cash flows.

The assumptions used in valuing option awards vary depending on the date of grant. The following table summarizes the assumptions used to estimate the fair value of our shared-based awards issued after May 3, 2005:

Expected term	7 years
Expected stock price volatility	35.0%
Range of risk-free interest rates	4.08% – 5.03%
Dividend yield	0.0%

For all awards, the expected term is based on the midpoint between the vesting period and the contractual term of the award. Stock price volatility was estimated based on stock price volatility data for similar property/casualty companies in the period following their respective initial public offerings. The risk-free interest rate assumption is based on the 7-year U.S. Treasury rate at the date of grant. The dividend yield assumption is based upon the fact that the Company has paid no dividends since inception. As of September 30, 2006, there was $3.2 million of estimated unrecognized compensation costs expected to be charged to earnings over a weighted-average period of 3.0 years.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact of adopting Statement 157 on our financial statements.

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

RECONCILIATION OF NON-GAAP MEASURES

The following table reconciles the underwriting profit (loss) by individual segment and of the whole company to consolidated income (loss) before taxes. We believe that these measures are useful to investors in evaluating the performance of our Company and its insurance segments because our objective is to consistently earn underwriting profits. We evaluate the performance of our insurance segments and allocate resources based primarily on underwriting profit (loss) of insurance segments. Our definition of underwriting profit (loss) of insurance segments and underwriting profit (loss) may not be comparable to the definition of underwriting profit (loss) for other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Insurance	$10,386	$(15,819)	$28,277	$(4,558)
Workers’ Compensation Insurance	290	(635)	57	122
Total underwriting profit (loss) of insurance segments	10,676	(16,454)	28,334	(4,436)
Other operating expenses of the Corporate and Other segment	(1,010)	(536)	(2,817)	(1,175)
Underwriting profit (loss)	9,666	(16,990)	25,517	(5,611)
Net investment income	5,191	2,686	13,690	6,448
Realized investment losses	(64)	(13)	(148)	(111)
Other income	67	28	155	104
Interest expense	(1,305)	(694)	(2,978)	(1,924)
Consolidated income (loss) before taxes	$13,555	$(14,983)	$36,236	$(1,094)

OUTLOOK FOR 2006 AND 2007

For 2006, we anticipate achieving an annual return on average equity of at least 15% and writing at a combined ratio of between 80% and 90%. We also expect growth in gross written premiums of between 20% and 30% for 2006.

For 2007, we anticipate achieving an annual return on average equity of at least 15% and growth in gross written premiums of between 10% and 20%.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Form 10-Q contains ‘‘forward-looking’’ statements within the meaning of the Securities Litigation Reform Act of 1995, including among others those concerning: expectations regarding our business and growth strategies; the basis for our reserve estimates; the adequacy of our reserves; our expected cost associated with a catastrophe loss; our outlook for 2006 and 2007; the resolution of litigation; and our belief that our reinsurance recoverables are collectible. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: effects of increased competition; effects of the cyclical nature of our business; effects of developments in the financial or capital markets; changes in availability, cost or quality of reinsurance; losses of key personnel or the inability to recruit qualified personnel; payment of claims by reinsurers on time or at all; effects of severe weather conditions and other catastrophes; effects of war or terrorism; changes in relationships with agencies, brokers and agents; changes in rating agency policies or practices; declines in financial ratings; changes in regulations or laws applicable to our insurance subsidiaries; changes in legal theories of liability under our insurance policies; accuracy of assumptions underlying our reserves for losses and LAE and our catastrophe model; actual losses incurred by policyholders as a result of hurricanes and risks described in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk. Our market risks at September 30, 2006 have not materially changed from those identified in our Form 10-K for the fiscal year ended December 31, 2005.

CREDIT RISK

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer or a reinsurer.

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated “BBB-” or higher by Standard & Poor’s, or an equivalent rating by another nationally recognized rating agency. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a ratings changes report, a security watch list and a schedule of securities in unrealized loss positions as part of this process. If a security is rated investment grade at the time that we purchase it and then is downgraded to below investment grade while we hold it, we evaluate the security for impairment, and after discussing the security with our investment managers, make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of “A” (Excellent) or better for liability coverages and “A-” (Excellent) or better for property coverages. In an effort to minimize our exposure to the insolvency of our reinsurers, our Security Committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our Security Committee continually monitors rating downgrades involving any of our reinsurers. At September 30 2006, all but $1.8 million of our reinsurance recoverables are either from companies with A.M. Best ratings of “A” (Excellent) or better, or are collateralized by a letter of credit or by a trust agreement with American Empire.

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

We contributed $60.5 million of the proceeds from the offering to our insurance subsidiaries. We are using the remaining proceeds for general corporate purposes, which may include potential acquisitions or additional contributions to our insurance subsidiaries.

In September 2006, we contributed an additional $17.0 million ($15.9 million in fixed maturity securities and $1.1 million in cash) to our insurance subsidiaries.

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

10.2	Amendment to Employment Agreement dated and effective October 1, 2003 by and between Stonewood Insurance Management Company, Inc. and C. Kenneth Mitchell.*
10.3	Second Amendment to the James River Group, Inc. 2003 Incentive Plan.
10.4	First Amendment to the James River Group, Inc. 2005 Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan or arrangement for Company officer or director
**	Exhibit not included pursuant to Item 601 (b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

James River Group, Inc.

October 30, 2006	/s/ Gregg T. Davis
Gregg T. Davis Executive Vice President –Finance