Form 10-K
period 2006-12-31
JAMES RIVER GROUP, INC
filed 2007-03-09
CIK 1325177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

COMMISSION FILE NO. 000-51480

JAMES RIVER GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0539572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Meadowmont Village Cir. Suite 333 Chapel Hill, North Carolina	27517
(Address of principal executive offices)	(Zip Code)

(919) 883-4171

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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


Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2006 was approximately $166,922,728 based on the closing stock price of $24.90 on such date.

The number of shares of the registrant’s common stock outstanding on March 7, 2007 was 15,125,308.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders (the 2007 Proxy Statement) to be filed are incorporated by reference into Part III of this report.

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

Forward-looking statements are identified by words such as “expect”, “intend”, “plan”, “believe”, “anticipate”, “seek” and similar words of a future or forward-looking nature. These statements relate to, among other things:

●

Statements relating to our business and growth strategies, including plans for generating underwriting profits and returns on equity, raising additional debt and equity and opportunistically growing our business through new products and market penetration;

●	Expectations regarding our ability to pay cash dividends;
●	Expectations regarding cash flows related to the regulatory approvals required to transact insurance business;
●

Expectations regarding the adequacy of our loss and loss adjustment expense reserves and our expectations related to claims from hurricanes, including the 2005 hurricanes, and other severe weather and our ability to adequately reserve for potential catastrophes;

●	Expectations regarding return on equity and growth of gross written premiums;
●	Belief that we are not exposed to any environmental liability claims other than those which we have specifically underwritten and priced as an environmental exposure;
●	Belief that resolution of pending litigation will not have a material adverse effect on our financial position, results of operations or cash flows;
●	Belief that we can successfully underwrite workers’ compensation accounts in the residential construction industry;
●	Expectation that our data warehouse and internal business processing systems will prove to be a competitive advantage for us;
●	Belief that we will be able to manage our capital actively in response to changing market conditions;
●	Belief that we offer more restrictive coverage than our competitors or standard markets and that we can effectively manage our claims costs through investigative and loss control initiatives;
●	Expectations that we will be able to expand through successful acquisitions;
●	Belief that we are able to assertively manage our expenses, including commissions, at rates lower than our competitors;
●	Belief that the adoption of pending accounting standards will not have a material effect on the Company’s financial position or results of operations.
●	Expectations that our reinsurance recoverables on paid and unpaid losses are collectible; and
●	Any other statements or assumptions that are not historical facts.

Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, those described under “Item 1.A. - Risk Factors.”

PART I

Item 1.	Business

WHO WE ARE

James River is an insurance holding company that owns and manages specialty property/casualty insurance companies with the objective of consistently earning underwriting profits. We currently underwrite in two specialty areas:

•	excess and surplus lines in 48 states and the District of Columbia; and

•	workers’ compensation primarily for the residential construction industry in North Carolina and, in 2007, Virginia.

Our underwriters evaluate and price each policy individually, and we do not extend underwriting or claims handling authority to third parties. For the year ended December 31, 2006, we wrote $297.4 million in gross written premiums, earned net income of $34.7 million and had a combined ratio of 83.5%. A combined ratio of less than 100% generally indicates profitable underwriting prior to the consideration of investment income.

The executives and professional investors who founded our Company have significant experience managing, acquiring or investing in insurance operations. Key members of our management team, including J. Adam Abram, our President and Chief Executive Officer, Gregg T. Davis, our Executive Vice President – Finance and Treasurer, five of our directors and a number of the managers in our excess and surplus lines business, were previously involved together at Front Royal, Inc., another insurance holding company with a similar business focus. Because we wrote our first policy in July 2003, we are not burdened by material loss exposures for years prior to 2003. We did not write any insurance during the 1990’s when pricing was more competitive and policy terms were less restrictive than in the current environment. We craft our excess and surplus lines policy terms to manage our exposure to expanding theories of legal liability such as those which have given rise to claims from lead paint, asbestos, mold and construction defects.

We were incorporated in September 2002. In June 2003, we acquired Fidelity Excess and Surplus Insurance Company, which we renamed James River Insurance Company, from American Empire Surplus Lines Insurance Company, a member of the American Financial Group. The purchase price totaled $28.9 million. With the purchase of Fidelity, we acquired surplus lines approval in 40 states and the District of Columbia and insurance licenses in four states. We wrote our first insurance policy in July 2003. In November 2003, we formed Stonewood Insurance Company which wrote its first policy in January 2004.

OUR PRODUCTS

Our subsidiary James River Insurance Company (James River Insurance) writes excess and surplus lines insurance. Excess and surplus lines insurance covers risks that do not fit the underwriting criteria of standard carriers due, usually, to the perceived risk associated with aspects of the insured’s business. In contrast to standard carriers that are required to be licensed in the state where the insurance is written, James River Insurance has significantly expanded regulatory freedom to craft policy terms and charge negotiated prices. Generally, James River Insurance offers more restrictive coverage at higher prices than would be offered by the standard market, which is necessary because insureds in the excess and surplus market are generally considered higher risk than those in the standard market. For the year ended December 31, 2006, James River Insurance had $249.1 million in gross written premiums.

Our subsidiary Stonewood Insurance Company (Stonewood Insurance) writes workers’ compensation insurance in North Carolina and, in 2007 Virginia, primarily for the residential construction industry. Workers’ compensation insurance provides coverage for the statutory obligations of employers to pay for medical care and lost wages for employees who are injured in the course of their employment. We focus on the residential construction industry because this hazardous class has relatively high premium rates and we believe we can successfully underwrite these accounts through proactive loss control. This approach requires us to rely on our underwriting and loss control staff to assess the risk of potential insureds. For the year ended December 31, 2006, Stonewood Insurance had $48.3 million in gross written premiums.

Both James River Insurance and Stonewood Insurance are rated “A-’’ (Excellent) by A.M. Best. “A-’’ (Excellent) is the fourth highest of 16 A.M. Best ratings. These ratings are based on matters of concern to policyholders but are not designed or intended for use by investors in evaluating our securities.

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

Operate at a Lower Expense Ratio Than Many of Our Competitors. We believe that we are able to achieve a lower expense ratio than many of our competitors because of our assertive management of costs, including commissions. For the year ended December 31, 2006, our expense ratio was 25.0%.

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

Underwrite Each Risk Individually. We believe our goal of earning underwriting profits is best accomplished through careful risk selection combined with a thoughtful approach to setting the terms and conditions of the policies for these risks. We individually underwrite each risk and do not extend underwriting authority to brokers, agents or third parties. Our underwriting team leaders have an average of 30 years of industry experience. A substantial portion of our underwriters’ compensation is linked to the underwriting profit produced by the policies they underwrite. This approach has the potential drawback of requiring us to rely heavily on experienced underwriters who can tailor coverages and to be particularly careful in selecting the policies we bind. Our underwriters regularly interact with our claims personnel to aid in underwriting decisions and policy form development. In our Workers’ Compensation Insurance segment, we supplement the underwriting process through on-site inspection of insureds and proactive loss control measures.

Use Timely and Accurate Data. We design our internal processing and data collection systems to provide our management team with accurate and relevant information in real-time. Our data warehouse collects premium, commission and claims data, including detailed information regarding policy price, terms, conditions and the insured’s business. This data allows us to analyze trends in our business, including results by individual agent or broker, underwriter and class of business. We rely on our technology systems in this process.

Actively Manage Claims. We believe that actively managing our claims is an important aspect of keeping losses and loss adjustment expenses low and properly setting our reserves. We attempt to investigate and settle all covered claims promptly and thoroughly--generally through direct contact with the insured and other affected parties. When our investigation leads us to conclude that a claim or claims are not validly covered under the policy form, we vigorously contest payment and are willing to pursue prosecution for claims fraud.

Opportunistically Grow Our Business

We plan to grow our business opportunistically in markets where we can use our specialized expertise to generate consistent underwriting profits.

Expand Existing Operations. We intend to expand our existing insurance operations to increase our market share in our chosen markets. Both our Excess and Surplus Insurance and Workers’ Compensation Insurance segments are relatively new, and we believe they can capture more market share. A potential drawback of our specialized approach is that we may be more vulnerable to adverse events that affect the excess and surplus lines and workers’ compensation insurance industry than companies which have more diversified business.

Excess and Surplus Insurance Segment. We seek to grow the business of our Excess and Surplus Insurance segment by taking advantage of opportunities for enhanced product offerings, additional coverages, geographic expansion and increased penetration in our existing markets. We have expanded the Excess and Surplus Insurance segment from seven underwriting divisions at inception to 13 at December 31, 2006. We continue to make selective broker appointments which helps drive our market penetration. In 2006 and 2005, our Excess & Surplus Insurance segment wrote $249.1 million and $207.4 million in gross written premiums, respectively. A.M. Best estimated total premiums in this market to be $33.3 billion in 2005.

Workers’ Compensation Insurance Segment. We seek to expand our Workers’ Compensation Insurance segment by adding selected agents, geographic expansion and achieving greater market penetration. In 2007, we are entering Virginia. Our Workers’ Compensation Insurance segment wrote $48.3 million and $33.6 million in gross written premium for 2006 and 2005, respectively. We estimate, based in part on 2003 data (the latest we believe to be available) from the North Carolina Rate Bureau, that the North Carolina workers’ compensation market for the portions of the construction industry in which we compete is approximately $505.0 million in direct written premiums.

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

Manage Capital Actively

We intend to expand our business and capital base to take advantage of opportunities to earn an underwriting profit or to reduce our business and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. We may not, however, always be able to raise capital when needed. Our ratings from A.M. Best are very important to us and maintaining them will be a principal consideration in our decisions regarding capital.

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

BUSINESS SEGMENTS

James River operates in two principal segments: Excess and Surplus Insurance (through our James River Insurance subsidiary) and Workers’ Compensation Insurance (through our Stonewood Insurance subsidiary). The following table shows our premiums by segment:

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Total
	(in thousands)
Year ended December 31, 2006:
Gross written premiums	$249,089	$48,280	$297,369
Net written premiums	184,689	43,074	227,763
Net earned premiums	176,776	41,170	217,946

Year ended December 31, 2005:
Gross written premiums	$207,396	$33,621	$241,017
Net written premiums	111,074	29,516	140,590
Net earned premiums	91,427	26,073	117,500

Year ended December 31, 2004:
Gross written premiums	$133,354	$9,185	$142,539
Net written premiums	112,427	7,751	120,178
Net earned premiums	70,530	5,233	75,763

The amounts presented in this “Business” section do not reflect the impact of the intercompany reinsurance pooling arrangement that allocates our overall insurance results between our insurance companies. For 2006 and 2005, James River Insurance has an 80% share and Stonewood Insurance has a 20% share of the intercompany pool. For 2004, James River Insurance had a 70% share and Stonewood Insurance had a 30% share of the intercompany pool.

Additional financial information regarding our segments is presented in the notes to our 2006 audited Consolidated Financial Statements appearing elsewhere in this Form 10-K.

Excess and Surplus Insurance Segment

Excess and surplus lines insurance focuses on insureds that generally cannot purchase insurance from standard lines insurers typically due to perceived risk related to their businesses. Our Excess and Surplus Insurance segment reflects the operations of James River Insurance. James River Insurance underwrites property/casualty insurance on an excess and surplus lines basis in 48 states and the District of Columbia. James River Insurance wrote its first policy effective July 1, 2003 and sells its policies through a network of independent wholesale and retail brokers throughout the United States.

Products

James River Insurance’s underwriting has 13 underwriting divisions, each of which focuses on a specific industry group or coverage. Every policy issued by James River Insurance is produced by a surplus lines broker and individually underwritten by a James River Insurance underwriter.

Companies that underwrite on an excess and surplus lines basis operate under a different regulatory structure than standard market carriers. Excess and surplus lines carriers are generally permitted to craft the terms of the insurance contract to suit the particular risk they are assuming. Also, excess and surplus lines carriers are, for the most part, free of rate regulation. In contrast, licensed carriers are generally required to use approved insurance forms and to charge rates that have been authorized by or filed with state insurance departments.

Below is a list of our underwriting divisions with their 2006, 2005 and 2004 gross written premiums. For 2006, the average annual premium per policy was approximately $21,300 ($23,300 in 2005).

	2006
	Gross Written Premiums	% of Total	2005 Gross Written Premiums	2004 Gross Written Premiums
	($ in thousands)

Manufacturers and Contractors	$49,835	20.0%	$37,620	$21,552
Excess Casualty	40,102	16.1%	30,908	21,565
Allied Health	31,644	12.7%	29,535	25,682
General Casualty	30,276	12.1%	30,001	22,456
Professional Liability	25,746	10.3%	22,878	16,838
Energy	19,436	7.8%	12,221	5,651
Excess Property (a)	15,421	6.2%	20,118	6,456
Primary Property (a)	10,889	4.4%	12,421	10,375
Healthcare	6,643	2.7%	5,107	1,570
Life Sciences (b)	6,556	2.6%	2,295	—
Environmental	5,107	2.1%	4,113	1,209
Sports and Entertainment (b)	4,678	1.9%	—	—
Small Business (b)	2,756	1.1%	179	—
Total	$249,089	100.0%	$207,396	$133,354

(a) Individual policies may include multiple individually-scheduled properties.

(b) The Sports and Entertainment division wrote its first policy in February 2006; the Small Business division in August 2005; and Life Sciences division          in May 2005.

Manufacturers and Contractors writes primary general liability coverage for a number of risk classes including manufacturers of consumer goods, industrial equipment distributors and contractors. We typically issue a $1.0 million per occurrence limit in this division and retain the entire risk. The individual overseeing this division has 38 years of industry experience. During 2006, we wrote $49.8 million in premiums in this division. Our average premium per policy during 2006 in the Manufacturers and Contractors division was $28,575 ($33,145 in 2005).

Excess Casualty underwrites excess liability coverage for a variety of risk classes including: manufacturers, contractors, distributors and transportation risks. We typically provide between $1.0 million and $5.0 million per occurrence limits above a $1.0 million attachment point. Of this amount, we retain up to $500,000 of exposure per occurrence and cede the balance to our reinsurers. The underwriter who heads this division has 24 years of industry experience. In 2006, we wrote $40.1 million in premiums in this division with an average premium per policy of $24,071 ($24,223 in 2005).

Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehab, home health care and medical staffing enterprises. The underwriter responsible for this unit has 24 years experience in the business. Approximately 94% of the premiums written by our Allied Health division from inception through 2006 have been written on a claims made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business. In 2006, the division wrote $31.6 million in premiums with an average premium per policy of $22,947 ($24,368 in 2005).

General Casualty writes primary liability coverage on businesses exposed to premises liability type claims including: mercantile and retail operations, apartments and condominiums, daycare facilities, hotels and motels, restaurants, bars, taverns and schools. The head underwriter in this division has 29 years of experience. We generally write $1.0 million per occurrence in limits, and we retain the entire $1.0 million limit. Our General Casualty division generated $30.3 million in premiums in 2006. Our average premium per policy during 2006 in this division was $24,735 ($27,753 in 2005).

Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We retain $1.2 million per occurrence in this division. The individual who directs our professional liability division has 36 years of industry experience. All of our professional liability coverage is written on a claims made and reported basis. In 2006, we wrote $25.7 million in premiums in the Professional Liability division with an average premium per policy of $11,102 ($12,724 in 2005).

Energy writes risks engaged in the business of energy production, distribution or mining. Examples of classes underwritten by this division include: oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies and mining-related risks. The majority of policies written in this division are for limits of $1.0 million per occurrence. The underwriter leading this division has 35 years experience in the business. In 2006, the division wrote $19.4 million in premiums with an average premium per policy of $62,698 ($45,432 in 2005).

Excess Property writes property risks above the primary coverage layer for classes including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical limits offered are $10.0 million or less. We retain 25% of the first $5.0 million of limits offered. The underwriter leading our Excess Property division has 33 years experience in the industry. In 2006, we wrote $15.4 million in premiums in this division with an average premium per policy of $34,809 ($30,668 in 2005).

Primary Property writes classes including property risks of retail chains, shopping centers, offices, healthcare facilities, service and repair facilities, golf and country clubs, restaurants, vacant properties, recreational facilities, light manufacturing facilities, motels and distribution centers. Limits are generally $5.0 million or less per risk, of which we retain up to $1.25 million. The individual supervising this division has 33 years experience in the industry. In 2006, James River Insurance wrote $10.9 million in premiums through this division. Our average premium per policy in the Primary Property division was $13,836 in 2006 ($14,613 in 2005).

Healthcare underwrites non-standard physicians’ malpractice for individuals or small groups. Our healthcare business is a mix of both surgical and non surgical classes. The underwriter leading this division has 24 years of experience. This division wrote $6.6 million in premiums in 2006. Our average premium per policy in this division was $27,680 in 2006 ($35,716 in 2005). All of the policies written by this division have been issued on a claims made and reported basis.

Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials and medical devices. Typical policy limits are offered at $1.0 million. The underwriter at the head of this division has 24 years of experience in the industry. This division wrote $6.6 million in premiums in 2006. Our average premium per policy in this division for 2006 was $38,118 ($41,723 in 2005).

Environmental underwrites contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand alone basis and in conjunction with the general liability coverage. The underwriter heading our Environmental division has 38 years experience in the business. We generally write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. Approximately 95% of our environmental policies written in 2006 carry $1.0 million per occurrence limits. In 2006, the division wrote $5.1 million in premiums at an average premium per policy of $22,015 ($24,924 in 2005).

Sports and Entertainment underwrites liability coverage for sports and entertainment related risks including family fun centers, water parks, professional sports organizations and campgrounds. Typical policy limits are offered at $1.0 million. The underwriter at the head of this division has 20 years of experience in the industry. This division commenced in February 2006 and wrote $4.7 million in premiums in 2006. Our average premium per policy in this division was $29,419 for 2006.

Small Business concentrates on accounts with annual general liability insurance premiums of less than $10,000. All of our Small Business applications are submitted through our internet portal to facilitate quick turnaround and efficient processing. We generally write $1.0 million per occurrence limits and retain the entire amount. The underwriter leading this division has 20 years of industry experience. This division wrote $2.8 million in premiums in 2006 with an average premium per policy in 2006 of $2,721 ($3,189 in 2005).

The following table shows James River Insurance’s gross written premiums by state:

	2006		2005
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in thousands)

California	$43,023	17.3%	$32,780	15.8%
Texas	31,240	12.5%	24,956	12.0%
Florida	23,389	9.4%	30,061	14.5%
New York	10,737	4.3%	10,152	4.9%
Washington	8,776	3.5%	5,784	2.8%
Arizona	8,731	3.5%	7,185	3.5%
Pennsylvania	8,577	3.4%	5,908	2.8%
New Jersey	7,702	3.1%	6,085	2.9%
Louisiana	7,496	3.0%	6,612	3.2%
Illinois	7,341	3.0%	7,393	3.6%
All other states	92,077	37.0%	70,480	34.0%
Total	$249,089	100.0%	$207,396	100.0%

Marketing and Distribution

James River Insurance markets its products through a select group of licensed excess and surplus lines brokers that we believe can consistently produce reasonable volumes of quality business for James River Insurance. These brokers sell policies for us as well as for other insurance companies. For 2006, this group consisted of 241 brokers. James River Insurance generally makes broker appointments by broker office and underwriting division. James River Insurance does not grant its brokers any underwriting or claims authority.

James River Insurance selects its brokers based upon management’s review of the experience, knowledge and business plan of each broker. While many of James River Insurance’s brokers have more than one office, we evaluate each office as if it were a separate agency. Often, James River Insurance appoints some but not all offices owned by an agency for specialized lines of business. Brokers must be able to demonstrate an ability to competently produce both the quality and quantity of business sought by James River Insurance. Brokers who are unable to produce consistently profitable business, or who produce unacceptably low volumes of business, may be terminated. James River Insurance’s underwriters regularly visit with brokers in their offices in order to discuss products offered by James River Insurance and market to these brokers.

James River Insurance’s largest single broker, CRC Insurance Services, Inc., produced $50.1 million, or 20.1%, of our excess and surplus lines’ written premiums in 2006. James River Insurance has appointed 15 of CRC’s offices as approved brokers. In 2006, we had 68 broker offices that each produced at least $1.0 million of direct written premiums.

In 2006, our Excess and Surplus Insurance segment paid an average commission to producers of 14.2% of written premiums. James River Insurance has not paid any contingent commission and has not entered into any contingent commission arrangements with any brokers.

Underwriting

James River Insurance’s staff included 82 individuals directly employed in underwriting policies at January 31, 2007. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees. We believe our “paperless” environment allows us to engage fewer employees in policy administration.

We are very selective in the policies we bind. James River Insurance binds approximately one in every nine submissions. We realize all excess and surplus lines applications have already been rejected by the standard market. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2006, we received 109,933 submissions, quoted 36,961 policies and bound 11,719 policies. At December 31, 2006, we had 11,755 policies in force.

When we accept risk in our Excess and Surplus Insurance segment, we are careful to establish terms that are suited to the risk and the pricing. As an excess and surplus lines company, James River Insurance uses its freedom of rate and form in order to make it possible to take on risks that have already been rejected by admitted carriers who have determined they cannot insure these risks on approved forms at filed rates.

We attempt to craft policies that offer affordable protection to insureds by tailoring coverages in ways that make potential losses more predictable and keep claims costs affordable. For example, our punitive damage exclusion (which was applied to 68% of written premiums for primary casualty policies we wrote on an excess and surplus lines basis in 2006) reduces our exposure to large jury verdicts. Our “defense inside the limits” clause (which we applied to 39% of our primary casualty premiums written in 2006) means that funds we expend defending an insured against a claim are counted against the total policy limit. Our assault and battery exclusion (which we applied to 27% of our primary casualty premiums written in 2006) allows us to quantify possible losses from policies more precisely than in policies without the exclusion, where assault claims might make results highly unpredictable. Our class limitation endorsement (which we applied to 85% of our primary casualty policies) limits coverage to those risks disclosed on the policy application. We have no material exposure to claims from asbestos, lead paint, silica, mold or nuclear, biological or chemical terrorism.

Claims

James River Insurance’s claims department consisted of 14 claims professionals who have an average of 15 years of claims experience in the property/casualty industry as of January 31, 2007. The Senior Vice President of Claims is an attorney with 21 years of claims experience in large commercial and specialty insurance claims. Prior to joining James River Insurance, our head of the claims department was a senior officer in charge of claims for the domestic division of a multi-national insurer.

James River Insurance’s excess and surplus lines business generally results in claims from premises/operations liability, professional liability, first party property losses and products liability. We believe the key to effective claims management is timely and thorough claims investigation. We seek to complete all investigations and adjust reserves appropriately as soon as is practicable after the receipt of a claim. We seek to manage the number of claims per adjuster to allow adjusters sufficient time to investigate and settle claims. Each quarter, senior management reviews each case to ensure that the front-line adjuster has recognized and is addressing the key issues in the case and has adjusted the reserve to the appropriate amount. James River Insurance keeps the settlement authority of its front-line adjusters low to ensure the practice of having two or more members of the department participate in the decision as to whether to settle or defend. In addition, cases with unusual damage, liability or policy interpretation issues are subjected to peer review on a weekly basis--with members of the underwriting staff participating in this process. Prior to any scheduled mediation or trial involving a claim, claims personnel conduct further peer review to make sure all issues and exposures have been adequately analyzed. James River Insurance believes that effective management of litigation avoids delays and associated additional costs.

The claims staff also contributes to James River Insurance’s underwriting operations through its interaction with the underwriting staff. The Senior Vice President of Claims heads the forms committee for James River Insurance which reviews and develops all policy forms and exclusions and is also a member of the underwriting review committee.

Workers’ Compensation Insurance Segment

Workers’ compensation insurance provides coverage to employers to compensate for employees’ medical costs, lost wages, vocational rehabilitation and death benefits for work related injuries or illness. The benefits payments and the duration of such benefits are set by statute and vary with the nature and severity of the injury or disease as well as the wages, occupation and age of the employee. Our Workers’ Compensation Insurance segment provides workers’ compensation insurance to narrowly-defined, high hazard employers. Our Workers’ Compensation Insurance segment reflects the operations of Stonewood Insurance. Stonewood Insurance was licensed to write insurance in North Carolina in November 2003 and wrote its first policy effective January 1, 2004. Stonewood Insurance sells its policies through a retail network of independent insurance agencies in North Carolina and is an admitted insurer in that state.

Target Markets

Stonewood Insurance writes workers’ compensation insurance in North Carolina, and beginning in 2007 Virginia, with a focus on the residential construction industry. Additionally, Stonewood Insurance provides workers’ compensation insurance to selected commercial construction and light manufacturing accounts in North Carolina. For 2006, approximately 74% of Stonewood Insurance’s premiums were from customers in the residential construction industry. Examples of the types of risks written by Stonewood Insurance include: carpentry, electrical, painting, excavation, masonry, wallboard, plumbing and roofing. Stonewood Insurance’s average annual premium per policy was approximately $14,800 in 2006 ($14,300 in 2005). Our senior management team has an average of 23 years of experience focused on workers’ compensation for this sector.

We focus on workers’ compensation for the residential construction industry because our management team has extensive experience and expertise in this class of business. We believe that specialized knowledge in a focused market improves our risk selection, loss control and claims management. This hazardous class of business has relatively high premium rates, and we believe we can successfully underwrite these accounts through proactive loss control. We believe that the fact that these operations are hazardous is balanced by the ability of Stonewood Insurance to charge premiums developed for the entire hazardous class while insuring operations we believe are safer than average.

Marketing and Distribution

Stonewood Insurance produced its business through 146 appointed independent agents as of December 31, 2006. These producers generally are selected on the basis of their ability to access profitable workers’ compensation business in the construction industry in North Carolina. Stonewood Insurance focuses on high levels of service for its agents.

Approximately 62% of our workers’ compensation policy applications for 2006 were received through our internet-based system. We usually respond to applications received though our internet-based system within 24 hours. Additionally, we do not have to re-enter data in our underwriting and policy issuance system which reduces our costs and minimizes errors.

Stonewood Insurance pays commissions which it believes are competitive with other insurance carriers offering similar products and also believes that it delivers prompt, efficient and professional support services. Our Workers’ Compensation Insurance segment pays an 8.0% commission on new and renewal business. Stonewood Insurance has not paid any contingent commissions and has not entered into any contingent commission arrangements with any agent. Our senior management maintains personal contact with the agency force through regular visits to producers’ offices. Approximately $5.0 million (11.3%) of Stonewood Insurance’s direct written premiums were derived from one agent, SIA Group, Inc., for the year ended December 31, 2006. Stonewood Insurance sets production goals for each agent and agents not making progress toward production targets can be terminated. Stonewood Insurance offers multiple payment plans for insureds including monthly self reporting, a ten payment plan and other installment payment options.

Underwriting

Stonewood Insurance had 11 employees in its underwriting department with an average of 16 years of underwriting experience at January 31, 2007. These employees make all underwriting decisions. Our underwriters review each submission individually and develop rates based on our state filed rates and our customized rating model. None of our agents have underwriting or binding authority. Policy applications must include a loss history for all accounts. Our underwriting staff also determines which accounts require loss control inspections prior to binding. All underwriting is conducted in Stonewood Insurance’s main office in Raleigh, North Carolina. During the year ended December 31, 2006, we received 5,454 submissions, quoted 2,784 policies and bound 1,369 policies for a policy to submission ratio of 25.1%. Additionally, we had 1,616 renewals which brought our total policy count for the year up to 2,985.

We underwrite business on a guaranteed cost basis. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated payroll at the time the policy is written and the final audited payroll of the customer after the policy expires. It is our policy to audit the payroll for each expired policy. Stonewood Insurance does not offer any loss sensitive policies or policies providing for policyholder dividends. We underwrite workers’ compensation insurance only on an occurrence form.

Loss Control

We place a strong emphasis on loss control as an integral part of the underwriting process. Stonewood Insurance has its own experienced loss control department which makes extensive evaluations of potential insureds. Many insureds are inspected prior to binding coverage. The majority of insureds are inspected within 60 days from the effective date of the policy, during which time we may cancel coverage in the event of an unsatisfactory inspection. Stonewood Insurance’s management believes that its detailed knowledge of the residential construction industry, bolstered by these inspections, plays an important role in their ability to make informed underwriting decisions. A loss control inspection may result in:

•	termination of the policy within the first 60 days based on unsafe worksite practices;
•	increased premium based on information collected in the inspection such as the number of employees or type of work being performed; or
•	safety recommendations for the contractor.

Many loss control inspections generate follow-up inspections to insure that safety recommendations are implemented.

Our loss control department visits job sites to prepare individual evaluations for our underwriters. These evaluations concern the safety practices of our insureds or companies that have applied for coverage. Additionally, our staff serves as a resource for our insureds to support the promotion of a safe workplace. Our loss control staff has extensive experience developed from years of serving the construction industry. As of January 31, 2007, our loss control staff consists of five employees with an average of 13 years of experience in the industry. We believe that this experience benefits us since it allows us to serve our insureds more efficiently and effectively. In 2006, our loss control staff conducted 1,180 inspections.

Our loss control staff reviews a potential insured’s safety and loss control procedures and provides direct feedback to our underwriting department. Our workers’ compensation policies can be canceled within 60 days of the effective date of the policy based on unsatisfactory loss control reports. These reports provide improvement recommendations to potential insureds. Whenever possible, our loss control staff conducts large loss investigation visits for traumatic or fatal incidents. Our loss control specialists are located throughout North Carolina.

Claims

As of January 31, 2007, Stonewood Insurance’s claims staff consists of 13 individuals who have an average of 10 years of claims management experience. This staff retains complete authority for handling claims arising from policies issued by Stonewood Insurance. Stonewood Insurance believes that proper handling of workers’ compensation claims includes at least three steps:

•	determination of a claimant’s eligibility for medical benefits and wage indemnity payments;
•	ascertaining the appropriate medical treatment for an injured or ill claimant, while providing appropriate, cost-effective treatment of covered medical expenses; and
•	returning the claimant to work as soon as the claimant is medically capable of resuming work.

Stonewood Insurance has organized its claims handling process to effectively and efficiently address each of these tasks.

Stonewood Insurance’s policy is to initiate an investigation of each claim within 48 business hours of receiving notice thereof. This review is conducted by a member of the claims staff, who develops basic information to determine whether the claim is covered under the policy terms. A typical investigation will include direct contact with the claimant, the claimant’s employer and the medical service provider. If the adjuster develops information which suggests the claim may not be covered, additional investigation is performed. This process may include ordering additional medical exams, surveillance, interviewing witnesses and reviewing police reports. Stonewood Insurance’s policy is to promptly pay all sums due under its policies and to vigorously contest claims it judges to be unwarranted or not covered by its policies.

Medical cost containment is a key to Stonewood Insurance’s success as a workers’ compensation carrier. Under North Carolina law (where all of Stonewood Insurance’s workers’ compensation business through 2006 is written), insurance companies have the right to direct medical treatment to the physicians of their choice. The North Carolina Industrial Commission sets a medical fee schedule applicable to workers’ compensation related medical treatment. Stonewood Insurance reviews the treatment its claimants receive to determine that they are being appropriately treated, consistent with the approach most likely to permit rapid recovery and return to work. All medical bills are reviewed to assure that Stonewood Insurance has been billed the appropriate amount.

At the outset of each claim involving both medical and indemnity payments, Stonewood Insurance develops a strategy designed to chart a course to close the claim. To help implement this strategy, Stonewood Insurance remains in contact with injured or ill claimants and their medical providers during the entire period of their recovery and works with employers to modify the workers’ duties during a period of convalescence.

In the event that a worker suffers a total disability, Stonewood Insurance’s policy is to attempt to reach a total settlement of indemnity and medical claims associated with the claim. North Carolina law allows Stonewood Insurance to reach final settlements on workers’ compensation cases. Final settlements permit Stonewood Insurance to eliminate the uncertainty associated with setting appropriate reserves for long-term medical care and indemnity payments.

The Director of Claims conducts a complete file review on each claim with incurred losses in excess of $35,000 every quarter. Additionally, the Chief Operating Officer of Stonewood Insurance conducts a complete file review on each claim with incurred losses in excess of $50,000 every month. These reviews are designed to encourage progress on claims resolution, to determine that reserves set on open claims are appropriate and adequate and to review for appropriate medical treatment and return to work strategies.

RESERVES

Applicable insurance laws require us to maintain reserves to cover our estimated ultimate losses for policy claims under insurance policies that we write and loss adjustment expenses relating to the investigation and settlement of policy claims. This reserve for losses and loss adjustment expenses represents the estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not use discounting (recognition of the time value of money) in establishing our estimated reserve for losses and loss adjustment expenses.

When a claim is reported to one of our insurance subsidiaries, the claims department establishes a “case reserve” for the estimated amount of the ultimate payment, if any, as promptly as possible after receiving notice of the claim. The reserve amount is determined after developing sufficient information to form a judgment about the probable ultimate loss and loss adjustment expenses associated with that claim. The estimate of the amount of the ultimate loss is based upon various factors such as the type of loss, the severity of the injury or damage, our knowledge of the circumstances surrounding the claim, jurisdiction of the occurrence, policy provisions related to the claim, and benefits defined by statute (for our Workers’ Compensation Insurance segment).

In addition to case reserves, we establish reserves on an aggregate basis to provide for losses and loss adjustment expenses that have been incurred but not reported, commonly referred to as “IBNR.” Case reserves and IBNR together constitute the total reserve for losses and loss adjustment expenses.

The reserve for losses and loss adjustment expenses is estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. We have limited historical loss information available in making loss reserve estimates. Two primary actuarial methods are utilized in the loss reserve estimates. (For additional information on our reserving methodology, see - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

Although many factors influence the actual cost of claims and our corresponding reserve estimates, we do not measure and estimate values for all of these variables individually. This is because many of the factors that are known to impact the cost of claims cannot be measured directly, such as the impact of economic inflation on claim costs, coverage interpretations and jury determinations. In most instances, we rely on our historical experience or industry information to estimate values for the variables that are explicitly used in our reserve analyses. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of the future effects of these factors. Where we have reason to expect a change in the effect of one of these factors, we will perform an analysis to quantify the necessary adjustments.

The establishment of loss and loss adjustment expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in our historical experience or which cannot yet be quantified. We regularly analyze our reserves and review our pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Our corporate actuary reviews our reserve for losses and loss adjustment expenses for reasonableness each quarter. In addition, an independent actuarial consultant reviews our reserves annually and certifies to the domiciliary state insurance departments of our insurance subsidiaries that our held reserves meet the requirements of insurance laws of the state, are computed in accordance with accepted loss reserving standards and principles and make a reasonable provision for all unpaid loss and loss adjustment expense obligations.

Shown below is the loss development for business written each year from 2003 through 2006. The table portrays the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year.

The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example as of December 2003, we estimated that $3.183 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2003, whether reported or unreported to us.

The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net loss and losses adjustment expense reserve of $3.183 million as of December 31, 2003, by the end of 2004 (one year later), $326,000 had been paid in settlement of the claims which pertain to the reserve as of December 31, 2003.

The next section of the table sets forth the re-estimates in later years of incurred losses and loss adjustment expenses, including payments for the years indicated. For example, as reflected in that section of the table, the original reserve of $3.183 million was re-estimated to be $3.027 million at December 31, 2004. An increase or decrease in the original estimate can generally be attributed to a combination of factors, including: (i) claims being settled for amounts different than originally estimated, (ii) reserves being increased or decreased for claims remaining open as more information becomes known about those individual claims and (iii) changes in estimates of IBNR based on emerging patterns of reported losses.

The net cumulative redundancy (deficiency) represents, as of December 31, 2006, the difference between the latest re-estimated liability and the reserve as originally estimated. A redundancy means that the original estimate is higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2006 and based on updated information, we re-estimated that the reserves which were established as of December 31, 2003 were $1.225 million redundant.

The bottom part of the table shows the impact of reinsurance and reconciles the net reserves shown in the upper portion of the table to gross reserves.

	Year ended December 31,
	2003	2004	2005	2006
	($ in thousands)

Net liability for losses and loss adjustment expenses as originally estimated:	$3,183	$47,043	$115,979	$209,799

Net cumulative payments as of:
One year later	326	7,335	22,218
Two years later	402	13,268
Three years later	601

Net liability estimated as of:
One year later	3,027	42,135	108,098
Two years later	2,430	37,555
Three years later	1,958

Net cumulative redundancy (deficiency)	1,225	9,488	7,881

Gross liability for losses and loss adjustment expenses as originally estimated:
Net liability for losses and loss adjustment expenses	$3,183	$47,043	$115,979	$209,799
Ceded liability for losses and loss adjustment expenses	14,234	15,200	110,514	90,495
Gross liability for losses and loss adjustment expenses	$17,417	$62,243	$226,493	$300,294

Gross liability for losses and loss adjustment expenses re-estimated as of December 31, 2006:
Net liability for losses and loss adjustment expenses re-estimated	$1,958	$37,555	$108,098
Ceded liability for losses and loss adjustment expenses re-estimated	16,547	18,665	113,431
Gross liability for losses and loss adjustment expenses re-estimated	$18,505	$56,220	$221,529
Gross cumulative redundancy (deficiency)	$(1,088)	$6,023	$4,964

REINSURANCE

We enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Reinsurance involves an insurance company transferring, or “ceding,” a portion of its exposure on a risk to another insurer, the reinsurer, pursuant to a reinsurance agreement. The reinsurer assumes the exposure in return for a portion of the premium. The ceding of liability to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer remains liable for the entire loss should the reinsurer fail to meet its obligations under the reinsurance agreement.

Our reinsurance is contracted under excess of loss and quota-share reinsurance contracts. Through June 30, 2004, we retained approximately $500,000 per risk for all coverages except for primary casualty coverages, for which we retained $405,000 per risk. Effective July 1, 2004, we increased the retention on our primary casualty excess of loss reinsurance treaty at James River Insurance to $1.0 million. Effective July 1, 2005, we increased the retention on our property excess of loss reinsurance treaty at James River Insurance to $1.0 million. Effective January 1, 2006, we increased our retention on our workers’ compensation excess of loss treaty at Stonewood Insurance Company to $750,000.

As of January 1, 2007, we retain up to $1.2 million on primary casualty business and $1.25 million on primary property business written in the Excess and Surplus Insurance segment. We retain $500,000 on excess casualty business and $1.25 million on excess property business. As of January 1, 2007, we retain $1.0 million on business written in our Workers’ Compensation Insurance segment.

The following is a summary of our casualty reinsurance in place at March 2, 2007:

Line of Business	Company Retention

Primary Casualty	Up to $1.2 million per occurrence
Excess Casualty	$500,000 per occurrence (1)
Workers’ Compensation	$1.0 million per occurrence and losses above $20.0 million per occurrence and above $10.0 million on any one life

(1)   For policies with an occurrence limit of $1.0 million or higher, the quota share percentage is set such that our retention is $500,000. For all excess casualty policy limits in excess of $5.0 million, we purchase facultative reinsurance. For policies where we also write an underlying primary casualty policy, the quota share reinsurance reduces our excess casualty retention to $100,000, which when added to our retention on the primary casualty coverage results in a total retention of $1.1 million on that risk.

The following is a summary of our property reinsurance in place as of March 2, 2007:

Line of Business	Company Retention

Primary Property	Up to 25% of the first $5.0 million per risk (1)(2)
Excess Property	25% of the first $5.0 million per risk (1)

(1)   Per risk limits in excess of $5.0 million are reinsured through facultative reinsurance or run-off coverage of the Company’s $10.0 million excess of $5.0 million         reinsurance program in place prior to the June 1, 2006 property reinsurance renewal.

(2)	$250,000 for non-catastrophe losses.

Additionally, we have a property reinsurance treaty that covers our per occurrence exposure to terrorism as provided under the Terrorism Risk Insurance Act of 2002. This treaty covers $3.0 million in excess of $2.0 million per risk.

Our primary catastrophic risk is structural property exposures as a result of hurricanes, tornados, hail storms, winter storms and freezing rain. Generally, our strategy is to write hurricane exposed business on an excess basis over another carrier’s primary policy, allowing us to avoid high frequency losses that do not exceed the insurance limits of the primary policy. Effective November 2005, we revised our primary property underwriting guidelines with an objective of moving our primary property geographic exposure further back from the coastline. We monitor our aggregate property exposures by geographic area and use computer models to analyze the risk of severe losses from hurricanes and earthquakes. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. We measure exposure to these catastrophe losses in terms of probable maximum loss, which is an estimate of the highest amount we would expect to pay on our property portfolio in any one catastrophe event over a specified period of time (referred to as the return period). We manage this potential loss by purchasing catastrophe reinsurance coverage.

Effective June 1, 2004, we purchased catastrophe reinsurance coverage of $5.0 million per event in excess of our $2.0 million per event retention. Effective June 1, 2005, we increased our catastrophe reinsurance coverage to $36.0 million per event in excess of our $2.0 million per event retention. Our catastrophe reinsurance coverage in place effective June 1, 2005 had one reinstatement in the event we exhausted part or all of the $36.0 million of coverage. Effective November 1, 2005, we purchased additional catastrophe reinsurance coverage which provided an additional $6.5 million of coverage through May 31, 2006. Losses from Hurricane Katrina exceeded our catastrophe reinsurance coverage limit for a single event. Additionally, we ceded losses from Hurricane Wilma to our catastrophe reinsurance coverage. In the fourth quarter of 2005, we began reducing our exposure to hurricane losses by not writing any new or renewal primary property insurance with wind coverage within 100 miles of the Southeast and Gulf coasts of the United States or within 30 miles of the Northeast coast of the United States. We are reducing the concentration of exposed limits in any 50 mile area to $50.0 million or less. Effective June 1, 2006, we purchased catastrophe reinsurance of $17.5 million in excess of our $2.5 million per event retention. This coverage has one reinstatement in the event we exhaust any of the coverage. Additionally, our property quota share reinsurance treaty effectively provides coverage for a single occurrence up to 100% of ceded premium, which is estimated at $21.8 million for the period June 1, 2006 through May 31, 2007. Our property quota share reinsurance treaty is not subject to any reinstatement premiums or an aggregate cap on ceded losses. The combination of our property catastrophe and quota share reinsurance treaties provides coverage for a single occurrence of up to approximately $39 million. Based on our computer modeling, a $39 million gross catastrophe loss is expected to exceed our 500 year return period. In the event of a $39 million gross property catastrophe loss to the Company, we estimate our net after tax cost at approximately $2.8 million, including reinstatement premiums. In addition to our retention, we would retain any losses in excess of our reinsurance coverage limits.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. In formulating our reinsurance programs, we are selective in our choice of reinsurers and we consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of our reinsurers, our security committee, consisting of our Chief Financial Officer and our corporate actuary, annually reviews and evaluates the acceptability and the financial condition of each reinsurer. In addition, our security committee continually monitors rating downgrades involving any of our reinsurers. At December 31, 2006, all but $1.1 million of our total recoverables on paid and unpaid losses were from reinsurers rated “A-” or better by A.M. Best, or were collateralized with letters of credit. At December 31, 2006, there was no allowance for uncollectible reinsurance.

At December 31, 2006, we had reinsurance recoverables on unpaid losses of $90.5 million and recoverables on paid losses of $7.0 million. The following is a summary of balances with our largest reinsurers as of December 31, 2006:

	A.M. Best Rating	Total Recoverable	% of Total Recoverable	Funds Held and Collateral
	($ in thousands)

Hannover Reinsurance (Ireland) Ltd.	A	$18,652	19.1%	$21,414
Berkley Insurance Company	A	12,181	12.5%	–
Munich Reinsurance America	A	8,197	8.4%	–
Aspen Insurance UK Limited	A	7,061	7.2%	1,216
Employers Reinsurance Corporation	A	6,931	7.1%	–
E&S Reinsurance (Ireland) Ltd.	A	4,663	4.8%	5,353
Everest Reinsurance Company	A+	4,092	4.2%	–
American Empire Surplus Lines Insurance Company	A	3,397	3.5%	4,160
XL Reinsurance America Inc.	A+	3,293	3.4%	–
Swiss Reinsurance America Corporation	A+	3,180	3.3%	–
Other reinsurers (1)		25,889	26.5%	12,058
Total		$97,536	100.0%	$44,201

(1) The balance of “Other reinsurers” above includes no reinsurance recoverables greater than $3.2 million from any one reinsurer at December 31, 2006.

At the time of our acquisition of Fidelity Excess and Surplus Insurance Company (Fidelity – which we renamed James River Insurance Company) in June 2003, Fidelity had a reinsurance agreement with its parent, American Empire Surplus Lines Insurance Company (American Empire). Under the reinsurance agreement, Fidelity ceded all of its liabilities on all insurance business it wrote or assumed through June 30, 2003 to American Empire. American Empire and Fidelity also entered into a trust agreement, under which American Empire established a trust account with Fidelity as the beneficiary. Under the trust agreement, American Empire must maintain assets with a current fair value greater than or equal to the ultimate net aggregate losses recoverable under the reinsurance agreement. At December 31, 2006, trust assets of $4.2 million exceeded the ultimate net aggregate losses recoverable under the reinsurance agreement, as required by the trust agreement. The trust assets are limited to cash and investments permitted by Ohio insurance laws. None of the trust assets can be in capital stock or in fixed income securities that are below investment grade. As additional security, Great American Insurance Company, an affiliate of American Empire, has irrevocably and unconditionally guaranteed the performance by American Empire of all of its obligations under the reinsurance agreement and trust agreement. American Empire and Great American Insurance Company are each rated “A” (Excellent) by A.M. Best.

Effective January 1, 2005, James River Insurance entered into a quota share reinsurance contract with Hannover Reinsurance (Ireland) Limited and E&S Reinsurance (Ireland) Ltd., each of which is rated “A” (Excellent) by A.M. Best. James River Insurance entered into the quota share reinsurance contract to transfer a portion of the risk related to certain lines of business. By transferring risk to the reinsurers, James River Insurance also reduced the amount of capital required to support its operations. Under terms of the agreement, James River Insurance ceded a portion of its other liability occurrence and primary property lines of business, which includes business written by the General Casualty, Manufacturers and Contractors and Primary Property divisions. James River Insurance received a 25% ceding commission and paid a reinsurer margin of 4.5% (the reinsurers were not to receive a margin if they were in a loss position on the contract). James River Insurance maintains a funds-held account which is credited interest at 3.75% annually. The contract had a loss ratio cap of 115.0%, which means that we could not cede any losses in excess of a 115.0% loss ratio to the reinsurers. We did not earn an additional profit contingent commission in 2006 or 2005 based on the underwriting results on business ceded under the contract. For the year ended December 31, 2005, ceded earned premium related to this quota share treaty was $40.0 million, ceded loss and loss adjustment expense was $36.5 million, our reinsurance ceding commission was $9.7 million and the reinsurer’s margin was $0. For the year ended December 31, 2006, the impact of this contract was a $234,000 reduction in pre-tax income. James River Insurance did not renew this quota share reinsurance contract or purchase similar reinsurance coverage in 2006.

INVESTMENTS

Investment income is an important component of our earnings. We collect premiums and hold a portion of these funds in reserves until claims are paid. We invest these reserves. In the years that we make an underwriting profit, we do not have to dedicate a portion of our investment income or capital to cover insurance claims and the expenses associated with writing insurance.

Our policy is to invest predominantly in high-quality fixed maturity securities with a focus on preservation of capital and a secondary focus on maximizing our risk adjusted investment returns. Beginning in late 2006, the Company also began to invest in equity securities which, over the long-run, have produced higher returns relative to fixed maturity investments. The Company may, over time, increase its total investment in equity securities up to 10.0% of the total cash and invested assets. Investment policy is set by the Investment Committee of the Board of Directors, subject to the limits of applicable regulations. Our investment policy is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiaries are subject. The policy imposes stringent diversification rules to minimize our potential exposure to any one business sector. The policy also imposes strict requirements for credit quality, as all securities must be investment grade securities when purchased, with a minimum of 90% of our fixed maturity securities being rated “A-” or higher by Standard & Poor’s or the equivalent rating from another nationally recognized rating agency. Our fixed maturity portfolio is managed by two investment advisors, General Re-New England Asset Management, Inc. and Earnest Partners LLC, which operate under guidelines approved by our Investment Committee.

As of December 31, 2006, our fixed maturity security portfolio contained $91.8 million of mortgage-backed securities representing 18.9% of the total fixed maturity security portfolio. These securities are primarily issued by government and government-related agencies, are publicly traded and have market values obtained from an external pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment.

Mortgage-backed securities (MBSs), including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, MBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. MBSs that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. In order to mitigate these risks, approximately 49.4% of the MBSs we held at December 31, 2006 were either a category of MBSs known as planned amortization class bonds or agency pass-through certificates with 15-year or shorter final maturities, the average life of which is less sensitive to fluctuations in interest rates. The remainder of the MBSs we held was primarily agency pass-through certificates with 30-year final maturities. Our investment portfolio does not permit us to own, and we do not own, any interest only, principal only or residual tranches of MBSs.

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities by rating as of December 31, 2006:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)

AAA	$357,744	73.6%
AA	59,435	12.2%
A	53,769	11.1%
BBB	13,618	2.8%
BB	980	0.2%
B	470	0.1%
Total	$486,016	100.0%

At December 31, 2006, our portfolio of fixed maturity securities contained corporate fixed maturity securities with a fair value of $86.9 million. The following is a summary of these securities by industry segment as of December 31, 2006:

Segment	Fair Value	% of Total
	($ in thousands)

Industrials and other	$37,852	43.5%
Financial	29,255	33.7%
Utilities	19,788	22.8%
Total	$86,895	100.0%

In the fourth quarter of 2006, the Company began to invest in equity securities, principally in various market indices. Over time, up to 10.0% of cash and invested assets may be invested in equity securities. At December 31, 2006, the balance of equity securities of $8.7 million represented 1.6% of the total cash and invested assets.

INFORMATION TECHNOLOGY

As a new company, we had the opportunity to design the architecture for our information systems in a fashion that would allow us to reduce our administrative costs and provide us with useful, reliable, real-time information. Both of our insurance company subsidiaries operate in a “paperless” environment, which eliminates the costs of printing, storing and handling thousands of documents each week. Moreover, by maintaining electronic files on each account, we have been able to facilitate clear communication among personnel responsible for handling matters related to underwriting, servicing and claims, as each has access to full information regarding the account.

Our decentralized approach to managing our business allows us the flexibility to permit each business segment to acquire or construct its own policy management system. Consequently, our Workers’ Compensation Insurance segment and our Excess and Surplus Insurance segment, whose businesses are very different, each use policy management systems that permit them to tailor their work to the type of polices they underwrite. This approach promotes better service and more efficient underwriting. Both business segments have embraced a web-based platform approach to acquiring business. When a web-platform is utilized, an agent enters policy application information on a website controlled by one of our insurance company subsidiaries, and the information entered by the agent is automatically transferred to our underwriting system. This eliminates costly data-entry steps in our underwriting process and permits the underwriter to focus on underwriting the account accurately and rapidly.

From our inception, we have been intent on capturing and analyzing our data and building, over time, a robust repository of information we can continually use to improve our decision making. We refer to this repository as our data warehouse. At the same time, we recognize the importance of permitting the business segments to utilize policy management programs that are suited to their business and that no single policy management system is appropriate across specialty disciplines. Our approach is to place the data warehouse behind the policy management systems that are selected by our business segments. While we are still in the build-out phase of the data warehouse, our design permits us to capture all premiums, claims and other policy information collected by the policy management systems at our subsidiaries. The data warehouse is easily searchable, collects and names information in a consistent format and will eventually contain most of the underwriting and claims information we collect at every level. The data warehouse permits us flexibility with regard to analyzing our business by segment or in the aggregate. As we collect more information, we expect the data warehouse will prove to be a competitive advantage for us.

COMPETITION

The property/casualty insurance industry is highly competitive. We compete with domestic and international insurers, some of which have greater financial, marketing and management resources and experience than we do. We also may compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best. James River Insurance and Stonewood Insurance each currently have a rating from A.M. Best of “A-” (Excellent). Ratings for an insurance company are based on A.M. Best’s opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed toward the protection of investors or purchasers of an insurance company’s securities.

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

Our primary competitors in the workers’ compensation insurance sector are Accident Fund Insurance Company of America, Builders Mutual Insurance Company and The Hartford Insurance Group. We generally compete on the basis of service, as most market competitors have maintained both pricing and underwriting discipline.

We believe Stonewood Insurance has several competitive advantages. For policy applications completed through our internet-based portal, we usually respond within 24 hours. We believe this is significantly faster than our primary competitors. We are able to significantly improve our efficiency for applications submitted through this system because this data does not have to be re-entered into our underwriting system. In addition, our system allows agents to automatically generate customized proposals for insureds. Each agent may also access web-based policy information for all of the business they place with Stonewood Insurance. In addition, unlike a major competitor, Stonewood Insurance does not require insureds to join the North Carolina Home Builders Association. We believe this represents a $500 or greater average savings to our policyholders relative to that competitor.

REGULATION

We are regulated by insurance regulatory agencies in the states in which we conduct business. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers or claimants, rather than stockholders. The nature and extent of state regulation varies by jurisdiction. State insurance regulators generally have broad administrative power including, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing the types and amounts of investments.

James River Insurance is licensed in Ohio. We must apply for and obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing. In most states, James River Insurance operates on a surplus lines basis. While James River Insurance does not have to apply for and maintain a license in those states, it is subject to maintaining suitability standards or approval under each particular state’s surplus lines laws to be included as an approved surplus lines carrier.

Stonewood Insurance operates on an admitted basis in both its domicilliary state of North Carolina and, in 2007, Virginia. Insurers operating on an admitted basis must file premium rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, including North Carolina and Virginia, rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory.

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

As a holding company with no business operations of our own, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from our insurance subsidiaries. State insurance laws restrict the ability of our insurance subsidiaries to declare stockholder dividends and require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the insurance departments of our insurance subsidiaries’ state of domicile generally is required in order for our insurance subsidiaries to declare and pay “extraordinary dividends” to us. The maximum amount of dividends our insurance subsidiaries can pay us during 2007 without regulatory approval is $32.7 million. However, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.

RATINGS

A.M. Best, which rates insurance companies based on factors of concern to policyholders, rates each of our insurance subsidiaries. Our insurance subsidiaries have a rating of “A-” (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “S” (Rating Suspended). “A-” (Excellent) is the fourth highest rating. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss adjustment expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed toward the protection of investors or purchasers of an insurance company’s securities.

EMPLOYEES

As of January 31, 2007, we had 197 employees, nine of whom were employed at James River, 145 of whom were employed at James River Insurance and 43 of whom were employed at Stonewood Insurance. All of the James River Insurance and Stonewood Insurance employees are employed through arrangements with James River Management Company, Inc. and Stonewood Insurance Management Company, Inc., respectively. We are not a party to any collective bargaining agreements, and we believe that our relations with employees are good.

AVAILABLE INFORMATION

We file reports, such as quarterly results on Form 10-Q, annual results on Form 10-K, ownership information on Forms 3 and 4 and other reports on our financial results, operations and ownership, with the Securities and Exchange Commission. The public may read and copy any materials we file with the Securities and Exchange Commission at their Pubic Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at (800) SEC-0330. The Securities and Exchange Commission maintains an internet site, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. Copies of all of our filings are available free of charge through our website, www.james-river-group.com.

Item 1A. Risk Factors.

The following factors, as well as factors described elsewhere in this Form 10-K or in our other filings with the SEC, could adversely affect our business, financial condition or results of operations. Other factors not presently known to us or that we presently believe are not material could also affect our business, our results of operations and our financial condition.

RISKS RELATED TO OUR BUSINESS

A decline in our financial strength rating may result in a reduction of new or renewal business.

Each of our insurance subsidiaries currently is rated “A-” (Excellent) by A.M. Best, which is the fourth highest of the 16 A.M. Best ratings. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best focuses on balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. A reduction in our performance in these criteria could result in a downgrade of our rating. A downgrade of this rating could cause our current and future brokers and agents, retail brokers and insureds to choose other, more highly rated competitors. A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to us.

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

In addition, we craft our excess and surplus lines policy terms to manage our exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold and construction defects. Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against our policyholders. While these exclusions and limitations help us assess and reduce our loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations. This could result in higher than anticipated losses and loss adjustment expenses which could have a material adverse effect on our financial condition or results of operations. In some instances, these changes may not become apparent until some time after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

We distribute our products through a select group of brokers and agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue.

We distribute our products through a select group of brokers and agents. For the year ended December 31, 2006, 20.1% of James River Insurance’s direct written premiums were distributed through one broker, CRC Insurance Services, Inc. Approximately 11.3% of Stonewood Insurance’s direct written premiums were distributed through one agent, SIA Group, Inc. Because our agreements with our agents and brokers do not require minimum premium volumes and are terminable upon 30 or 60 days notice, we cannot assure you that such relationships will continue. If they do continue, it is possible they may not be profitable for us. The termination of our relationship with one or more of these brokers or agents could result in lower direct written premiums and could have a material adverse effect on us.

We may not be successful in reducing our risk through reinsurance arrangements and our reinsurers may not pay claims made by us in a timely fashion.

We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to reinsurers in exchange for part of the premium we receive in connection with the risk. Ceded written premiums amounted to 23.4% of our gross written premiums for the year ended December 31, 2006. The availability, cost and structure of reinsurance protection are subject to changing market conditions, which are outside our control. If we are not able to obtain reinsurance protection on favorable terms, or at all, our potential losses could exceed our ability to pay and our business, financial condition or results of operations could suffer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we bear risk with respect to our reinsurers. That is, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. Since Hurricane Katrina, a number of our reinsurers have been downgraded or placed on negative watch by major ratings agencies, including two reinsurers who were downgraded to ratings below “A-” by A.M. Best. As of December 31, 2006, we had $90.5 million of reinsurance recoverable on unpaid losses and $7.0 million of reinsurance recoverable on paid losses. At December 31, 2006, we had $1.1 million of total recoverables on paid and unpaid losses from reinsurers who were rated less than “A-” or were not collateralized.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

Our future success will depend, in part, upon the efforts of our executive officers and other key personnel, including J. Adam Abram, President and Chief Executive Officer; Michael T. Oakes, Executive Vice President and Chief Financial Officer; Gregg T. Davis, Executive Vice President - Finance and Treasurer, Michael E. Crow, Senior Vice President - Finance and Chief Accounting Officer; Michael P. Kehoe, President and Chief Executive Officer of James River Management Company, Inc.; and C. Kenneth Mitchell, President and Chief Executive Officer of Stonewood Insurance Management Company, Inc. The loss of any of these officers or other key personnel could prevent us from fully implementing our business strategies and materially and adversely affect our business, financial condition or results of operations. We have employment agreements with five of our executive officers. We do not have key person insurance on the lives of any of our key management personnel. We believe that we have a small finance staff relative to other insurance companies of our size, and the loss of any member of that staff could adversely impact our public reporting and compliance with Section 404 of the Sarbanes-Oxley Act. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations, prospects and the level of competition then prevailing in the market for qualified personnel.

Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.

We are liable for losses and loss adjustment expenses under the terms of the insurance policies we underwrite. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. We establish loss and loss adjustment expense reserves for the ultimate payment of all losses and loss adjustment expenses incurred. We estimate the reserve for losses and loss adjustment expenses using individual case-basis valuations of reported claims. We also use statistical analyses to estimate the cost of losses that have been incurred but not reported to us. These estimates are based on historical information and on estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. They are by their nature imprecise, and our ultimate losses and loss adjustment expenses may vary from established reserves. If any of our reserves should prove to be inadequate, we will be required to increase reserves resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material effect on future earnings and liquidity and our financial rating.

Courts or other governmental authorities may interpret our insurance contracts so as to provide coverage for causes of loss we intended to exclude or limit. Such broadening of coverage could expose us to greater losses than anticipated. For example, recent lawsuits have been decided, and more are currently pending, in various courts against insurance companies regarding coverage of property damage incurred as a result of Hurricane Katrina storm surge, wind losses and levee breaches, despite contracts that the insurance companies claim were intended to exclude or limit such coverage.  At least one court has held that certain industry standard forms with flood exclusions, which James River Insurance uses on its primary property policies, should be interpreted in favor of the insured in certain instances.

Furthermore, factors that are difficult to predict, such as: claims inflation, claims development patterns, legislative activity, social and economic patterns and litigation and regulatory trends may have a substantial impact on our future losses and loss adjustment expenses. As of December 31, 2006, unpaid loss and loss adjustment expense reserves (net of reserves ceded to our reinsurers) were $300.3 million.

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

The National Association of Insurance Commissioners has adopted a system to test the adequacy of statutory capital, known as risk-based capital or “RBC”. This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property/casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business. At December 31, 2006, each of our insurance subsidiaries exceed all minimum RBC thresholds.

Stonewood Insurance’s business is heavily concentrated in workers’ compensation insurance for the residential construction industry in North Carolina.

Stonewood Insurance’s business is heavily concentrated in workers’ compensation insurance in North Carolina and is further concentrated in the residential construction business. This makes Stonewood Insurance vulnerable to changes affecting the economy of North Carolina and in particular the residential construction business in North Carolina. By concentrating a substantial portion of its business in construction operations, Stonewood Insurance is exposed to substantial losses due to accidents and occupational hazards. We attempt to moderate these risks by purchasing reinsurance and by underwriting and pricing accounts with these risks in mind. However, there can be no assurance that these precautions are adequate and that we will not be exposed to greater than anticipated losses arising from the hazardous nature of the business conducted by our insureds.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to successfully write new business and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds in the future through financings or be required to curtail our growth. Many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financing, dilution to our stockholders could result. In the case of debt financing, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, and our financial condition or results of operations could be materially adversely affected.

Our investment results and, therefore, our results of operations and financial condition may be impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, inflationary pressures, government monetary policies, general economic conditions and overall capital market conditions.

Our results of operations depend, in part, on the performance of our invested assets. Fluctuations in interest rates and equity markets affect our returns on, and the fair value of our invested assets. Unrealized gains and losses on our available-for-sale securities are recognized in accumulated other comprehensive income, net of taxes, and increase or decrease our stockholders’ equity. Interest rates in the United States are currently low relative to historical levels. An increase in interest rates could reduce the fair value of our investments in fixed maturity securities. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and realized investment gains and could result in investment losses in our portfolio.

We had fixed maturity securities with a fair value of $486.0 million as of December 31, 2006 that are subject to:

•

credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested; and

•

interest rate risk, which is the risk that our invested assets may decrease in value due to changes in interest rates. Since the end of 2002, the United States financial markets have generally experienced increasing and somewhat volatile interest rates, which affect the value of our fixed maturity securities.

Our investment portfolio includes mortgage-backed securities. As of December 31, 2006, mortgage-backed securities constituted 18.9% of our fixed maturity securities. As with other fixed maturity securities, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring us to reinvest the proceeds at the then current market rates. Conversely, during periods of rising interest rates, the rate of prepayment generally slows. Mortgage-backed securities that have an amortized cost that is less than par (i.e. purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayment.

We had equity securities with a fair value of $8.7 million as of December 31, 2006 that are subject to equity price risk. Equity price risk is the potential that we will incur economic loss due to the decline of common stock prices.

As of December 31, 2006, our investment portfolio had a net unrealized investment loss, before the effect of income taxes, of $2.0 million.

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

We actively pursue acquisitions of specialty insurance businesses that can be acquired on acceptable terms. Some of these acquisitions could be material in size and scope. Our future growth may depend, in part, upon the successful implementation of this strategy. While we will be continually searching for acquisition opportunities, there can be no assurance that we will be successful in identifying suitable acquisitions. If any potential acquisition opportunities are identified, there can be no assurance that we will consummate such acquisitions, or, if any such acquisition does occur, that it will be successful in enhancing our business, be accretive to either our profitability or book value or generate an underwriting profit. We may in the future face increased competition for acquisition opportunities which may inhibit our ability to consummate suitable acquisitions. In addition, to the extent that our acquisition strategy results in the acquisition of businesses, such acquisitions could pose a number of special risks, including the diversion of management’s attention, the unsuccessful integration of the operations and personnel of the acquired companies, adverse short-term effects on reported operating results, the impairment of acquired intangible assets and the loss of key employees.

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

If North Carolina drastically increases the fees and assessments Stonewood Insurance is required to pay, our results of operations and financial condition will suffer.

Stonewood Insurance, our admitted insurance subsidiary, is subject to assessments in North Carolina, its domiciliary state, for various purposes, including fees and assessments necessary to fund the operations of the North Carolina Department of Insurance, the state’s workers compensation fund and the state guaranty fund that pays covered claims under certain policies provided by impaired, insolvent or failed insurance companies. These fees and assessments are generally set based on an insurer’s percentage of the total premiums written in the insurer’s state within a particular line of business. As Stonewood Insurance grows, our share of any fees and assessments may increase. However, we cannot predict with certainty the amount of future fees and assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant fees and assessments could result in higher than expected operating expenses and have a material adverse effect on our financial condition or results of operations.

Our reliance on brokers and agents subjects us to their credit risk.

With respect to the premiums produced by our brokers and agents, certain premiums from the policyholders are collected directly by the brokers or agents and forwarded to our insurance subsidiaries. In certain jurisdictions, when the insured pays their policy premium to brokers or agents for payment on behalf of our insurance subsidiaries, the premiums might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premiums from that broker or agent. Consequently, we assume a degree of credit risk associated with our brokers and agents. Where necessary, we review the financial condition of potential new brokers and agents before we agree to transact business with them. Although failures by brokers and agents to remit premiums to us have not been material to date, there may be instances where brokers and agents collect premium but do not remit it to us and we may be nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our brokers and agents (which in most cases are not public information), we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our brokers and agents in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective in the future (or if our auditors are unable to attest that our management’s report is fairly stated or if they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

RISKS RELATED TO OUR INDUSTRY

Our business is cyclical in nature, which may affect our financial performance.

Historically, the financial performance of the property/casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property/casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the excess and surplus market than in the standard insurance market. When the standard insurance market hardens, the excess and surplus market hardens, and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the excess and surplus market may return to the admitted market, exacerbating the effects of rate decreases. Beginning in 2000 and accelerating in 2001, the property/casualty insurance industry had been experiencing a market reflecting increasing rates, more restrictive coverage terms and more conservative risk selection. We believe these trends slowed beginning in 2004 and that the current insurance market has become generally more competitive in terms of pricing, policy terms and conditions, except for catastrophe-exposed property insurance where rates have increased as a result of significant hurricane losses in 2004 and 2005. Since this cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

If we are not able to renew our existing reinsurance or obtain new reinsurance, either our net exposure would increase or we would have to reduce the level of our underwriting commitment.

We currently purchase excess of loss reinsurance to limit our exposure from a single occurrence from any one coverage part, from any one policy. We currently retain $500,000 and $1.0 million of loss for our excess casualty and workers’ compensation coverages, respectively. For our Workers’ Compensation Insurance segment, we also retain the risk of loss for claims above a $20.0 million limit and above $10.0 million for any one life. For our primary casualty coverages, we retain up to $1.2 million in loss per risk. We currently retain up to $1.25 million in loss for property risks. Further, we purchase catastrophe reinsurance to cover losses arising from any single occurrence above an amount retained by us. However, we may choose in the future to re-evaluate the use of reinsurance to increase, decrease or eliminate the amount of liability we cede to reinsurers, depending upon the cost and availability of reinsurance.

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and the significant losses incurred as a consequence of the terrorist attacks on September 11, 2001 and natural catastrophes occurring in 2005 and 2004. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities generally are subject to annual renewal. We cannot provide any assurance that we will be able to maintain our current reinsurance facilities or that we will be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. We have in force policies for which we will seek to renew reinsurance coverage mid-term. If we are unable to renew our expiring contracts or to make new arrangements, either our net exposures would increase, which could increase our costs, or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks, which would reduce our revenues.

We compete with a large number of companies in the insurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. Our principal competitors in the Excess and Surplus Insurance segment are Scottsdale Insurance Company (Nationwide Mutual Insurance Company), Markel Corporation, Burlington Insurance Group, Admiral Insurance Company (W. R. Berkley Corporation), Colony Insurance Company (The Argonaut Group) and RLI Corp. In the Workers’ Compensation Insurance segment, our principal competitors are Accident Fund Insurance Company of America, Builders Mutual Insurance Company, and The Hartford Insurance Group. We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources than we do. Some of these competitors also have significantly greater experience and market recognition than we do. Larger carriers may have lower expense ratios, allowing them to price their products more competitively than us. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues and net income may decline.

A number of new, proposed or potential legislative and industry developments could further increase competition in our industry. These developments include:

•	an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;
•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other “alternative markets” types of coverage;
•	new property insurance legislation in catastrophe-prone states;
•	changing practices caused by the internet, which may lead to greater competition in the insurance business; and
•	consolidation in the insurance industry, which could lead to lower margins for us.

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

Ultimately, this competition could affect our ability to attract business at rates that are likely to generate underwriting profits.

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

We are an insurance holding company and our principal asset is our ownership interests in our subsidiaries. Payments from our insurance company subsidiaries pursuant to management agreements and tax sharing agreements are our primary source of funds to pay holding company expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries and proceeds of financings held at the holding company, will be the primary source of funds for our holding company. The payment of dividends by our subsidiaries to us is limited by statute. In general, these restrictions limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may be paid only out of James River Insurance’s earned surplus. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the lesser of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends from our subsidiaries at times and in amounts necessary to pay corporate expenses or meet other obligations. Subject to the foregoing, the maximum amount of dividends available to us from our insurance subsidiaries during 2007 without regulatory approval is $32.7 million.

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

Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in a variety of our property/casualty lines and generally result in an increase in the number of claims filed as well as the amount of compensation sought by claimants. It is possible that a catastrophic event or multiple catastrophic events could have a material adverse effect on our results of operations, liquidity and financial condition. As of December 31, 2006, losses from Hurricane Katrina exceeded our catastrophe reinsurance coverage limit for a single event. Despite changes in our property underwriting strategy, there is no assurance that future catastrophe losses will not exceed our available reinsurance coverage.

RISKS RELATED TO OUR COMMON STOCK

Our directors, executive officers and principal stockholders own a large percentage of our common stock, which allows them to control substantially all matters requiring shareholder approval.

Our directors, executive officers and principal stockholders beneficially own a large percentage of our outstanding common stock. Accordingly, these directors, executive officers and principal stockholders will have substantial influence, if they act as a group, over the election of directors and the outcome of other corporate actions requiring stockholder approval, or they may seek to arrange a sale of our Company at a time or under conditions that are not favorable to our other stockholders. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders, if they act as a group. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they do authorize regulatory action (including a possible revocation of our authority to do business) in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws.

Certain provisions of Delaware law and our certificate of incorporation make it more difficult to effect the acquisition of control of our company by means of a tender offer, open market purchase, proxy fight or otherwise. The provisions in our certificate of incorporation that will make it difficult to effect a change of control include the authority of our Board of Directors to issue series of preferred shares with such voting rights and other powers as the Board of Directors may determine and notice requirements in our by-laws relating to nominations to the Board of Directors and to the raising of business matters at stockholders’ meetings.

The market price of our common stock may be materially adversely affected by market volatility.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our results of operations;
•	changes in expectations as to our future results of operations, including financial estimates by securities analysts and investors;
•	sales of shares received upon exercise of options or warrants held by employees and directors;
•	any future decision to discontinue the payment of cash dividends to our shareholders;
•	announcements by third parties of claims against us;
•	changes in law and regulation;
•	results of operations that vary from those expected by securities analysts and investors; and
•	future sales of shares of our common stock.

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

At March 2, 2007, the Company and its subsidiaries lease or sub-lease approximately 48,000 square feet of commercial office space necessary to conduct our operations. The expiration date for such leases range from 2007 to 2012. Leased properties include facilities in Chapel Hill, North Carolina for the Corporate and Other segment (Corporate); approximately 30,000 square feet of facilities in Richmond, Virginia for the Excess and Surplus Insurance segment (James River Insurance); and facilities in Raleigh, North Carolina for the Workers’ Compensation Insurance segment. Approximately 3,000 square feet of commercial office space is currently being sub-let to a non-affiliate through 2008. We believe that our facilities are adequate for our current needs. See note 17 to our audited Consolidated Financial Statements included in this Form-10K.

Item 3. Legal Proceedings.

We are party to lawsuits, arbitration and other proceedings that arise in the normal course of our business. Many of these lawsuits, arbitrations and other proceedings involve claims under our policies, the liabilities for which we believe have been adequately included in our loss and loss adjustment expense reserves. Also, from time to time, we are party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our insurance subsidiaries. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable.

The outcome of litigation is subject to numerous uncertainties. Although the ultimate outcome of pending matters cannot be determined at this time, based on present information, we believe the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

Set forth below, as of March 2, 2007, are the names, ages and current positions of our executive officers. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position

J. Adam Abram	51

President and Chief Executive Officer since September 2002. In 1992, Mr. Abram founded Front Royal, Inc., an insurance holding company specializing in property/casualty business for which he served as Chief Executive Officer until its sale to Argonaut Group, Inc. in 2001. Prior to founding Front Royal, Inc., Mr. Abram founded and served as President of Adaron Group, Inc., a developer of approximately 2.0 million square feet of commercial property in North Carolina.

Michael T. Oakes	42

Executive Vice President and Chief Financial Officer since April 2004. From 1998 until joining James River, Mr. Oakes was a Managing Director in the Insurance Investment Banking Group at Keefe, Bruyette & Woods, Inc., an investment banking firm based in New York.

Gregg T. Davis	49

Treasurer and Executive Vice President – Finance since April 2006. From 2002 until joining James River, Mr. Davis was Chief Financial Officer of Verispan, LLC, a pharmaceutical joint venture between McKesson Corporation and Quintiles Transnational Corporation. Mr. Davis was Chief Financial Officer and Treasurer of Front Royal, Inc., an insurance holding company specializing in property/casualty business, from 1994 until its sale to Argonaut Group, Inc. in 2001.

Michael E. Crow	42

Senior Vice President – Finance and Chief Accounting Officer since April 2004. From May 2003 to March 2004, Mr. Crow served as our Chief Financial Officer. From October 2001 to May 2003, Mr. Crow served as Vice President, Controller and Principal Accounting Officer of Triad Guaranty Inc., a publicly traded mortgage insurance company. Prior to joining Triad, Mr. Crow was a senior manager with Ernst & Young LLP where he began working in 1987.

Michael P. Kehoe	40

President and Chief Executive Officer – James River Management Company, Inc. since November 2002. From 1994 until 2002, Mr. Kehoe held various positions at Colony Management Services, Inc. culminating as Vice President of Brokerage Underwriting. Colony Management Services, Inc. which was part of the surplus lines operations of Front Royal, Inc. from 1994 to 2001 when it was sold to Argonaut Group, Inc.

C. Kenneth Mitchell	64

President and Chief Executive Officer – Stonewood Insurance Management Company, Inc. since October 2003. Prior to joining Stonewood Insurance Management Company, Inc., Mr. Mitchell served as President and Chief Executive Officer of Builders Mutual Insurance Company, a North Carolina based writer of workers’ compensation insurance, from 1998 through 2002. From 1983 through 1999, Mr. Mitchell served as Executive Vice President of the North Carolina Home Builders Association.

PART II

Item 5. Market of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “JRVR.” The following table sets forth the range of the daily high and low sales prices as reported by NASDAQ for the quarterly periods, as applicable, from August 9, 2005, the date the Company first became publicly traded, through December 31, 2006:

	2006		2005
	High	Low	High	Low
First Quarter	$27.07	$19.25	$–	$–
Second Quarter	$28.45	$23.50	$–	$–
Third Quarter	$30.75	$23.63	$21.43	$15.35
Fourth Quarter	$34.48	$27.59	$20.68	$16.25

Prior to the Company’s initial public offering, there was no established public trading market for the Company’s Common Stock. On March 2, 2007, the last reported sales price of our common stock was $27.46 per share.

Shareholders

As of March 2, 2007, there were 15,125,308 shares of issued and outstanding Common Stock held by approximately 1,800 beneficial shareholders, including 66 shareholders of record.

Dividends

We did not pay any cash dividends on our common stock from inception through December 31, 2006. For 2007, the Board of Directors has adopted a dividend policy providing for quarterly cash dividends. On February 13, 2007, the Board declared a cash dividend of $0.15 per share of Common Stock, payable on March 30, 2007 to shareholders of record as of March 15, 2007. The payment of dividends and the amount thereof is determined by the Board of Directors and depends upon, among other factors, our results of operations, financial condition, cash requirements, business prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, general business outlook at the time payment is considered and other factors our Board of Directors deems relevant.

Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our subsidiaries. The ability of our insurance subsidiaries to pay dividends to us is subject to limits under insurance laws of the states in which our insurance subsidiaries are domiciled. Furthermore, dividends from our subsidiaries are limited by minimum capital requirements in state regulations. (see -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Regulation”).

Use of Proceeds

On May 3, 2005, we filed a registration statement on Form S-1 with the Securities Exchange Commission for an initial public offering of common stock. The offering was made through an underwriting syndicate led by Keefe, Bruyette & Woods, Inc., and co-managers Bear, Stearns & Co., Inc., Friedman, Billings, Ramsey & Co., Inc. and Wachovia Capital Markets, LLC. Our registration statement was declared effective on August 8, 2005. On August 9, 2005, we affected a ten-for-one split of our Common Stock to shareholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of Common Stock. In addition, on that date we amended and restated our certificate of incorporation to increase the number of authorized shares of Common Stock to 100,000,000 and decrease the number of authorized shares of preferred stock to 5,000,000. Gross proceeds from the sale of 4,444,000 shares of Common Stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Costs associated with the initial public offering included $5.6 million of underwriting costs and $995,000 of other issuance costs, resulting in net proceeds from the sale of $73.4 million.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of Common Stock were issued and sold at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $12.0 million and underwriting costs were $840,000, resulting in net proceeds from the sale of $11.2 million and bringing the total net proceeds of the offering to $84.6 million.

To date, we have contributed $77.5 million of the proceeds from the offering to the capital of our insurance subsidiaries, and we have used an additional $5.6 million for the payment of interest on our senior debt and trust preferred securities. The balance of funds available from the initial public offering will be used for payment of interest and other corporate purposes.

Item 6. Selected Financial Data.

The information set forth in the following table, as of and for the period indicated, should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,				Period from September 25, 2002 through December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except for share data)
Operating Results:
Gross written premiums (1)	$297,369	$241,017	$142,539	$36,764	$–
Ceded written premiums (2)	(69,606)	(100,427)	(22,361)	(9,339)	–
Net written premiums	$227,763	$140,590	$120,178	$27,425	$–

Net earned premiums	$217,946	$117,500	$75,763	$5,087	$–
Net investment income	19,328	10,212	3,626	407	2
Net realized investment losses	(204)	(252)	(71)	–	–
Other income	222	133	144	56	–
Total revenues	237,292	127,593	79,462	5,550	2

Losses and loss adjustment expenses	127,537	79,214	47,588	3,372	–
Other operating expenses	54,555	28,446	20,690	7,366	280
Interest expense	4,294	2,667	793	–	–
Total expenses	186,386	110,327	69,071	10,738	280

Net income (loss) before tax	50,906	17,266	10,391	(5,188)	(278)
Income tax expense	16,203	5,202	1,636	–	–
Net income (loss) (3)	$34,703	$12,064	$8,755	$(5,188)	$(278)

Balance Sheet Data:
Cash and invested assets	$535,038	$380,541	$195,231	$79,324	$6,783
Reinsurance recoverables on unpaid losses	90,495	110,514	15,200	14,234	–
Reinsurance recoverables on paid losses	7,041	11,544	–	–	–
Total assets	741,721	597,044	266,948	123,561	6,823
Reserve for losses and loss adjustment expenses	300,294	226,493	62,243	17,417	–
Senior debt	15,000	15,000	15,000	–	–
Junior subordinated debt	43,300	22,681	22,681	–	–
Total stockholders’ equity (deficit)	214,392	176,155	80,695	70,396	(278)

Earnings (Loss) per Share: (4)
Basic	$2.30	$1.56	$399,167.20	$(738,106.00)	$(27,810.20)
Diluted	$2.17	$0.94	$0.93	$(738,106.00)	$(27,810.20)
Weighted – average shares outstanding – diluted	16,020,328	12,793,243	9,433,300	10	10

	Year Ended December 31,				Period from September 25, 2002 through December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except for share data)

GAAP Underwriting Ratios:
Loss ratio (5)	58.5%	67.4%	62.8%	66.3%	–
Expense ratio (6)	25.0%	24.2%	27.3%	134.5%	–
Combined ratio (7)	83.5%	91.6%	90.1%	200.8%	–

Other Data:
Return on average stockholders’ equity (8)	17.8%	9.4%	11.6%	(14.8%)	(200.0%)
Debt to capitalization ratio (9)	21.4%	17.6%	31.8%	–	–
Statutory capital and surplus (10)	$228,483	$157,133	$79,378	$58,183	$–
Net written premiums to surplus ratio (11)	1.0	0.9	1.5	0.5	–

(1)    The amount received or to be received for insurance policies written or assumed by us during a specific period or time without reduction for acquisition          costs, reinsurance costs or other deductions.

(2)	The amount paid or to be paid for written premiums ceded to (reinsured by) other insurers.
(3)	Net income (loss) represents income from continuing operations for all periods presented.

(4)    Historical earnings per share and weighted-average shares outstanding have been retroactively adjusted to reflect the ten-for-one split of our common          stock effective August 9, 2005.

(5)	The loss ratio is the ratio, expressed as a percentage, of losses and loss adjustment expenses to net earned premiums, net of the effects of reinsurance.
(6)	The expense ratio is the ratio, expressed as a percentage, of other operating expenses to net earned premiums.
(7)	The combined ratio is the sum of the loss ratio and the expense ratio.
(8)	The ratio, expressed as a percentage, of net income (loss) to the average of the beginning of period and end of period total stockholders’ equity.

(9)    The ratio, expressed as a percentage, of total indebtedness for borrowed money to the sum of total indebtedness for borrowed money and stockholders’          equity.

(10)  Represents the excess of assets over liabilities of our insurance subsidiaries as determined in accordance with statutory accounting practices as          determined by the National Association of Insurance Commissioners (NAIC).

(11)  The ratio of net written premiums to statutory capital and surplus. We believe this measure is useful in evaluating our insurance subsidiaries’ operating          leverage. It may not be comparable to the definition of net written premiums to surplus for other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” under Item 1A and elsewhere in this report that could cause actual results to differ materially from those expressed in, or implied by, those forward-looking statements. See “Forward-Looking Statements”.

OVERVIEW

James River Group, Inc. is an insurance holding company that owns and manages specialty property/casualty insurance companies focused on specialty insurance niches. We seek to:

•	earn a profit from underwriting; and
•	produce a return on average equity of 15% or greater.

Earning a profit from underwriting means that we intend for the premiums we earn in any period to be sufficient to pay all of the losses and loss adjustment expenses we incur during the period as well as all of the expenses associated with our operations. We use underwriting profit or loss as a basis for evaluating our underwriting performance. Our strategy is to operate at a lower expense ratio than many of our competitors; focus our efforts on the specialty insurance market where profits have historically been better than in the standard market; underwrite each risk individually in order to apply our expertise to each risk we underwrite; to use technology to provide our employees and managers with timely and accurate information about our business; and to actively manage claims in accordance with the terms of our insurance contracts. Our underwriting profit for the year ended December 31, 2006 was $35.9 million, an increase over the underwriting profit of $9.8 million reported for 2005. During 2005, the Company recorded $21.2 million (on a pre-tax basis) of costs, net of reinsurance, in connection with hurricanes, primarily Hurricane Katrina, including reinsurance reinstatements.

We calculate return on equity by dividing net income by average stockholders’ equity for the period on an annualized basis. Our overall financial goal is to produce an annual return on equity of at least 15.0%. Our return on average equity was 17.8% for the year ended December 31, 2006, 9.4% for the year ended December 31, 2005 and 11.6% for the year ended December 31, 2004. During the third quarter of 2005, we raised $84.6 million in our initial public offering (see – “Initial Public Offering”). As a result, comparison of our year-over-year return on equity should include the proceeds of this offering.

We are organized into three reportable segments, which are separately managed business units:

•

The Excess and Surplus Insurance segment offers commercial excess and surplus lines liability and property insurance in 48 states and the District of Columbia through James River Insurance Company (James River Insurance);

•

The Workers’ Compensation Insurance segment offers workers’ compensation coverage primarily for the residential construction industry in North Carolina and, in early 2007, Virginia through Stonewood Insurance Company (Stonewood Insurance); and

•	The Corporate and Other segment consists of management and treasury activities of our holding company and interest expense associated with our debt.

James River Insurance and Stonewood Insurance each have a financial strength rating of “A-” (Excellent) from A.M. Best.

RESULTS OF OPERATIONS

The following table summarizes our results for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
	($ in thousands)

Gross written premiums	$297,369	$241,017	$142,539	23.4%		69.1%
Net written premiums	$227,763	$140,590	$120,178	62.0%		17.0%

Net earned premiums	$217,946	$117,500	$75,763	85.5%		55.1%
Net investment income	19,328	10,212	3,626	89.3%		181.6%
Realized investment losses	(204)	(252)	(71)	(19.0%	)	254.9%
Other income	222	133	144	66.9%		(7.6%	)
Total revenues	237,292	127,593	79,462	86.0%		60.6%
Losses and loss adjustment expenses	127,537	79,214	47,588	61.0%		66.5%
Other operating expenses	54,555	28,446	20,690	91.8%		37.5%
Interest expense	4,294	2,667	793	61.0%		236.3%
Total expenses	186,386	110,327	69,071	68.9%		59.7%
Income before taxes	50,906	17,266	10,391	194.8%		66.2%
Federal income tax expense	16,203	5,202	1,636	211.5%		218.0%
Net income	$34,703	$12,064	$8,755	187.7%		37.8%
Ratios:
Loss ratio	58.5%	67.4%	62.8%	–		–
Expense ratio	25.0%	24.2%	27.3%	–		–
Combined ratio	83.5%	91.6%	90.1%	–		–

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income for the year ended December 31, 2006 was $34.7 million, or $2.17 per diluted share, compared to net income of $12.1 million, or $0.94 per diluted share for 2005. Net income for 2005 included $21.2 million on a pre-tax basis ($13.8 million on an after-tax basis) of costs, net of reinsurance, in connection with hurricanes (primarily Hurricane Katrina), including reinsurance restatements.

Our combined ratio for the year ended December 31, 2006 was 83.5%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjusting expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for 2006 includes $7.9 million of net favorable reserve development on prior accident years including $8.4 million from the Excess and Surplus Insurance segment’s casualty business and $211,000 from the Workers’ Compensation Insurance segment offset by $716,000 of adverse development from the Excess and Surplus Insurance segment’s property business.

Our combined ratio for the year ended December 31, 2005 was 91.6% and included the effect of the hurricanes as noted above. Additionally, 2005 included $4.9 million of net favorable reserve development on prior accident years including $3.1 million from the Excess and Surplus Insurance segment’s casualty business, $2.3 million of favorable reserve development from the Excess and Surplus Insurance segment’s property business and $171,000 from direct business written by the

Workers’ Compensation Insurance segment. The favorable development from the Workers’ Compensation Insurance segment was offset by $696,000 of adverse development on prior accident years related to the Company’s initial allocation of the North Carolina involuntary workers’ compensation pool.

There is an intercompany reinsurance pooling agreement in place between James River Insurance and Stonewood Insurance to best employ our capital at each of our insurance subsidiaries. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of this intercompany reinsurance pooling agreement since we evaluate the operating performance of our reportable segments on a pre-pooling basis.

Premiums

The following table summarizes the growth in premium volume by component and business segment:

	Year ended December 31,
	2006	2005	% Change
	($ in thousands)

Gross written premiums:
Excess and Surplus Insurance	$249,089	$207,396	20.1%
Workers’ Compensation Insurance	48,280	33,621	43.6%
	$297,369	$241,017	23.4%

Net written premiums:
Excess and Surplus Insurance	$184,689	$111,074	66.3%
Workers’ Compensation Insurance	43,074	29,516	45.9%
	$227,763	$140,590	62.0%

Net earned premiums:
Excess and Surplus Insurance	$176,776	$91,427	93.4%
Workers’ Compensation Insurance	41,170	26,073	57.9%
	$217,946	$117,500	85.5%

The 2006 premium amounts above reflect an increase in renewal business as well as penetration and growth in the Company’s broker and agency networks. The increase in our broker and agency network is as follows:

•	The number of brokers submitting business to the Excess and Surplus Insurance segment grew 15.3% from 209 in 2005 to 241 for 2006,

•	The number of agencies in the Workers’ Compensation Insurance network grew 6.6% from 137 as of December 31, 2005 to 146 as of December 31, 2006.

Gross written premiums for the Workers’ Compensation Insurance segment for 2006 and 2005 included $3.6 and $4.4 million, respectively, of assumed premiums from our allocation from the North Carolina involuntary workers’ compensation pool.

The ratio of net written premiums to gross written premiums is referred to as our net retention. For the years ended December 31, 2006 and 2005, our net retention was 76.6% and 58.3%, respectively.

The net retention for the Excess and Surplus Insurance segment was 74.1% for 2006 and 53.6% for 2005. The lower retention for 2005 was a result of the impact of a quota share reinsurance contract effective January 1, 2005. Ceded written premiums related to this quota share treaty for 2005 totaled $40.0 million. Additionally, we ceded $6.1 million of premiums in 2005 to our reinsurers to reinstate reinsurance coverage for which we had used our reinsurance limits due to the significant hurricane losses noted above. Additionally, the effect on net retention from this quota share contract and the reinstatement premiums was partially offset by our decision to increase the amount of risk we retain before reinsurance on the primary casualty policies sold by James River Insurance.

The net retention for the Workers’ Compensation Insurance segment was 89.2% for 2006 and 87.8% for 2005.

Premiums are earned ratably over the terms of our insurance policies, generally twelve months, and net earned premiums were affected by the significant growth in written premiums over the prior year.

Underwriting Results

The following table compares our combined ratios by segment:

	Year Ended December 31,
	2006	2005
Excess and Surplus Insurance	79.0%	88.8%
Workers’ Compensation Insurance	93.8%	96.9%
Total	83.5%	91.6%

Excess and Surplus Insurance Segment

Results for the Excess and Surplus Insurance segment are as follows:

	Year Ended December 31,
	2006	2005	% Change
	($ in thousands)

Gross written premiums	$249,089	$207,396	20.1%
Net written premiums	$184,689	$111,074	66.3%

Net earned premiums	$176,776	$91,427	93.4%

Losses and loss adjustment expenses	99,475	62,868	58.2%
Underwriting expenses	40,140	18,360	118.6%
Underwriting profit (1)	$37,161	$10,199	264.4%

Ratios:
Loss ratio	56.3%	68.8%	–
Expense ratio	22.7%	20.1%	–
Combined ratio	79.0%	88.8%	–
(1)	See – “Reconciliation of Non-GAAP Measures.”

The combined ratio for the Excess and Surplus Insurance segment for the year ended December 31, 2006 was 79.0%, comprised of a loss ratio of 56.3% and an expense ratio of 22.7%.

Underwriting results by major line of business within the Excess and Surplus Insurance segment are as follows:

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)

Net earned premiums	$171,933	$4,843	$176,776	$89,572	$1,855	$91,427
Loss and loss adjustment expenses	$96,110	$3,365	$99,475	$52,511	$10,357	$62,868
Loss ratio	55.9%	69.5%	56.3%	58.6%	558.3%	68.8%

The loss ratio for the year ended December 31, 2006 was affected by the net favorable reserve development on prior accident years of $8.4 million from the Excess and Surplus Insurance segment’s casualty business offset by $716,000 of adverse reserve development from the Excess and Surplus Insurance segment’s property business (including $1.3 million relating to hurricanes Katrina and Wilma).

During 2005, our loss ratio was significantly affected by hurricane losses (primarily Hurricane Katrina) where we incurred $10.1 million of loss and loss adjustment expenses, net of reinsurance. The hurricanes also affected our loss ratio by reducing our 2005 net earned premiums by $12.9 million (including the $6.1 million of reinstatement reinsurance premiums noted above). In addition to the losses for the aforementioned hurricanes, the loss ratio was also affected by favorable reserve development on prior accident years of $3.1 million from the Excess and Surplus Insurance segment’s casualty business and $2.3 million of favorable reserve development from the Excess and Surplus Insurance segment’s property business.

The expense ratio for the Excess and Surplus Insurance segment increased to 22.7% for 2006 from 20.1% for 2005. Our expense ratio for both 2006 and 2005 reflected strong expense management of commissions and other operating expenses as well as our use of technology to process and administer our insurance business in a cost efficient manner. The increase in the expense ratio for 2006 is primarily due to the fact that the 2005 expense ratio benefited from the ceding commission that James River Insurance received on the quota share reinsurance contract, which totaled $9.7 million. The quota share treaty also affected the expense ratio by reducing net earned premiums by $40.0 million for 2005. Our expense ratio for 2005 was also affected by the hurricanes, the net impact of which was to reduce other operating expenses by $1.8 million in commissions as well as the previously noted reduction of net earned premiums of $12.9 million.

Workers’ Compensation Insurance Segment

Results for the Workers’ Compensation Insurance segment are as follows:

	Year Ended December 31,
	2006	2005	% Change
	($ in thousands)

Gross written premiums	$48,280	$33,621	43.6%
Net written premiums	$43,074	$29,516	45.9%

Net earned premiums	$41,170	$26,073	57.9%
Loss and loss adjustment expenses	28,062	16,346	71.7%
Underwriting expenses	10,570	8,907	18.7%
Underwriting profit (1)	$2,538	$820	209.5%

Ratios:
Loss ratio	68.2%	62.7%	–
Expense ratio	25.7%	34.2%	–
Combined ratio	93.8%	96.9%	–
(1)	See – “Reconciliation of Non-GAAP Measures.”

The combined ratio for the Workers’ Compensation Insurance segment for the year ended December 31, 2006 was 93.8%, comprised of a loss ratio of 68.2% and an expense ratio of 25.7%. The loss ratio included $235,000 of favorable reserve development on direct business written by the Company on prior accident years. The balance of the increase in the loss ratio is attributable to loss experience during the year attributable to a modest increase in severity.

The 2006 expense ratio of the Workers’ Compensation Insurance segment improved significantly over the prior year principally due to economies of scale achieved by this segment in its third full year of operations. Included in the expense ratio for 2006 was $310,000, or 0.8 percentage points, for anticipated guaranty fund assessments. This amount represents an improvement from the prior year’s assessments, which were $720,000, or 2.8 percentage points.

The combined ratio for the Workers’ Compensation Insurance segment for the year ended December 31, 2005 was 96.9%, comprised of a loss ratio of 62.7% and an expense ratio of 34.2%. The loss ratio for 2005 included $171,000 of favorable reserve development on direct business written by the Company on prior accident years offset by $696,000 of adverse development on prior accident years related to the Company’s initial allocation of the North Carolina involuntary workers’ compensation pool.

Reserves

The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2006 was $300.3 million. Of this amount, 74.8% relates to amounts that are incurred but not reported (IBNR). The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at December 31, 2006
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Insurance:
Casualty lines	$41,023	$186,769	$227,792
Property lines	21,533	15,956	37,489
Workers’ Compensation Insurance	13,209	21,804	35,013
Total	$75,765	$224,529	$300,294

At December 31, 2006, the amount of net reserves of $209.8 million that related to IBNR was 80.1% of the total. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at December 31, 2006
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Insurance:
Casualty lines	$23,948	$144,237	$168,185
Property lines	4,603	5,639	10,242
Workers’ Compensation Insurance	13,159	18,213	31,372
Total	$41,710	$168,089	$209,799

Other Operating Expenses

Other operating expenses for the Company include the underwriting, acquisition and insurance expenses of the Excess and Surplus Insurance segment and the Workers’ Compensation Insurance segment as well as the expenses of the Corporate and Other segment.

Corporate and Other Segment

Other operating expenses for the Corporate and Other segment include personnel costs associated with holding company employees, directors’ fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries. The amount of this reimbursement is included primarily as underwriting expenses in the results of our insurance subsidiaries. The amounts of other operating expenses of the Corporate and Other segment represent the expenses of the holding company that were not reimbursed by our subsidiaries, including costs associated with potential acquisitions and other strategic initiatives. These costs vary from period-to-period based on the status of these initiatives.

The total operating expenses of the Corporate and Other segment were $3.8 million and $1.2 million for the years ended December 31, 2006 and 2005, respectively. The significant increase in other operating expenses of the Corporate and Other segment over the prior year was attributable to planned increases in legal and consulting expenses, most notably those associated with being a public registrant - - particularly costs associated with the implementation of the internal control documentation and testing requirements of the Sarbanes-Oxley Act. Included in the total $2.6 million increase in expenses of the Corporate and Other segment is $986,000 of compensation expense for the year ended December 31, 2006 relating to the expensing of stock options in connection with the adoption of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), effective January 1, 2006 (see – “Recent Accounting Pronouncements”).

Investing Results

Net investment income for the year ended December 31, 2006 was $19.3 million, up from the $10.2 million for the year ended December 31, 2005. The increase in net investment income reflects the significant growth in our invested assets from $339.5 million at December 31, 2005 to $494.7 million at December 31, 2006 as well as an increase in the yield on our fixed income securities. The growth in our invested assets is a result of an increase in our net written premiums as well as the $20.0 million of net proceeds from our offering of junior subordinated debt in June 2006.

The following table summarizes our investment returns:

	Year Ended December 31,
	2006	2005
Gross investment yield on:
Average cash and invested assets	4.5%	3.8%
Average fixed maturity securities	4.5%	4.0%
Tax equivalent yield on:
Average fixed maturity securities	5.1%	4.4%

Both our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income or loss. The average duration of our fixed maturity security portfolio at December 31, 2006 and 2005 is approximately 4.7 and 4.2 years, respectively.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	December 31, 2006			December 31, 2005
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$198,627	$200,264	40.5%	$99,047	$98,161	28.9%
Mortgage-backed	92,673	91,760	18.5%	65,319	64,424	19.0%
Corporate	88,561	86,895	17.6%	97,807	95,899	28.3%
Asset-backed	59,226	58,889	11.9%	35,595	35,099	10.3%
Obligations of U.S. government corporations and agencies	25,954	25,568	5.2%	28,755	28,300	8.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	23,191	22,640	4.5%	18,113	17,629	5.2%
Total fixed maturity securities	488,232	486,016	98.2%	344,636	339,512	100.0%
Equity securities	8,536	8,703	1.8%	–	–	–
Total investments	$496,768	$494,719	100.0%	$344,636	$339,512	100.0%

The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:

	December 31, 2006
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$20,304	$20,155	4.1%
After one year through five years	85,309	83,458	17.2%
After five years through ten years	75,069	74,128	15.3%
After ten years	155,651	157,626	32.4%
Mortgage-backed	92,673	91,760	18.9%
Asset-backed	59,226	58,889	12.1%
Total	$488,232	$486,016	100.0%

At December 31, 2006, our investment portfolio had an unrealized loss of $2.0 million, representing 0.4% of the cost or amortized cost of the portfolio. The majority of the unrealized losses on fixed maturity securities at December 31, 2006 are interest rate related. Each security in our portfolio had a fair value that was greater than 92.0% of its amortized cost at December 31, 2006. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At December 31, 2006, 96.9% of our fixed maturity security portfolio was rated ‘‘A-’’ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. We concluded that none of our available-for-sale securities with unrealized losses at December 31, 2006 had experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient amount of time to allow for a recovery in value in this determination.

During the fourth quarter of 2005, we concluded that one security in our portfolio which was not rated investment grade by Standard & Poor’s had experienced an impairment that was other-than-temporary, and accordingly, we took an impairment write-down of $92,000 on that security. We had also concluded that none of our other available-for-sale securities with unrealized losses at December 31, 2005 had experienced an other-than-temporary impairment.

In the fourth quarter of 2006, we began to invest in equity securities, principally in various market indices. Over time, up to 10.0% of cash and invested assets may be invested in equity securities. At December 31, 2006, the balance of equity securities of $8.7 million represented 1.6% of the total cash and invested assets. During 2004 and a portion of 2005, we had an investment in a bond mutual fund that was classified as an equity security on the consolidated balance sheet.

The balance of our cash and cash equivalents was $40.3 million at December 31, 2006. The percentage of cash and cash equivalents to cash and invested assets at December 31, 2006 was 7.5% compared to 10.8% at December 31, 2005. We had a larger percentage of our cash and invested assets in cash and cash equivalents at December 31, 2005 to fund anticipated property insurance claim payments on hurricane losses.

Interest Expense

Interest expense was $4.3 million and $2.7 for the years ended December 31, 2006 and 2005, respectively, related to the debt outlined below.

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior debt is redeemable prior to its stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the senior debt contain certain covenants, which, among other things, restrict our assuming senior indebtedness secured by our Common Stock or our subsidiaries’ capital stock or issuing shares of our subsidiaries’ capital stock. We are in compliance with all such covenants at December 31, 2006.

We have sold trust preferred securities through three Delaware statutory trusts sponsored and wholly-owned by us. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2006:

	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III
($ in thousands)

Issue date	May 26, 2004	December 15, 2004	June 15, 2006
Principal amount of trust preferred securities	$7,000	$15,000	$20,000
Principal amount of junior subordinated debt	$7,217	$15,464	$20,619
Maturity date of junior subordinated debt, unless accelerated earlier	May 24, 2034	December 15, 2034	June 15, 2036
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%	Three-Month LIBOR plus 3.0%
Redeemable at 100% of principal amount at our option on or after	May 24, 2009	December 15, 2009	June 15, 2011

We have provided a full, irrevocable and unconditional guarantee of the obligations of each of the trusts under the trust preferred securities. The indenture for the junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2006.

At December 31, 2006 and 2005, the ratio of total debt outstanding to total capitalization (defined as total debt plus total stockholders’ equity) was 21.4% and 17.6%, respectively. We use capital to support our premium growth. Accordingly, having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using equity capital alone. Our target debt to total capitalization ratio is 35.0% or less.

Income Taxes

For the years ended December 31, 2006 and 2005, income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before taxes primarily due to interest income on tax-advantaged state and municipal securities. Our effective tax rates were 31.8% and 30.1%, respectively, for the years ended December 31, 2006 and 2005. State and municipal securities represented 41.2% and 28.9% of our fixed maturity security portfolio at December 31, 2006 and 2005, respectively. Although state and municipal securities represented a larger portion of our fixed maturity security portfolio at December 31, 2006 over the previous year, our effective tax rate increased since growth in taxable income grew faster than tax-advantaged income.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net income for the year ended December 31, 2005 was $12.1 million, or $0.94 per diluted share, compared to net income of $8.8 million, or $0.93 per diluted share for 2004. Net income for 2005 included $21.2 million on a pre-tax basis ($13.8 million on an after-tax basis) of costs, net of reinsurance, in connection with hurricanes (primarily Hurricane Katrina), including reinsurance restatements.

Our combined ratio for the year ended 2005 was 91.6%. The combined ratio for 2005 included the $21.2 million effect of the hurricanes as noted above. Additionally, 2005 included $4.9 million of net favorable reserve development on prior accident years including $3.1 million from the Excess and Surplus Insurance segment’s casualty business, $2.3 million of favorable reserve development from the Excess and Surplus Insurance segment’s property business and $171,000 from direct business written by the Workers’ Compensation Insurance segment. This favorable development from the Workers’ Compensation Insurance segment was offset by $696,000 of adverse development on prior accident years related to the Company’s initial allocation of the North Carolina involuntary workers’ compensation pool.

Our combined ratio for the year ended December 31, 2004 was 90.1% and was unaffected by any significant wind-related loss events. It did include the effects of $156,000 of favorable reserve development on prior accident years.

Premiums

The following table summarizes the growth in premium volume by component and business segment:

	Year ended December 31,
	2005	2004	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Insurance	$207,396	$133,354	55.5%
Workers’ Compensation Insurance	33,621	9,185	266.0%
	$241,017	$142,539	69.1%
Net written premiums:
Excess and Surplus Insurance	$111,074	$112,427	(1.2%)
Workers’ Compensation Insurance	29,516	7,751	280.8%
	$140,590	$120,178	17.0%
Net earned premiums:
Excess and Surplus Insurance	$91,427	$70,530	29.6%
Workers’ Compensation Insurance	26,073	5,233	398.2%
	$117,500	$75,763	55.1%

The increases in premiums for Stonewood Insurance noted above reflect the fact that Stonewood Insurance wrote its first insurance policy effective January 1, 2004.

Additionally, the premium amounts reflect an increase in renewal business and growth in the Company’s broker and agency networks:

•	The number of brokers submitting business to the Excess and Surplus Insurance segment grew 40.3% from 149 to 209 for 2004 and 2005, respectively.

•	The number of agencies in the Workers’ Compensation Insurance network grew 24.5% from 110 to 137 as of December 31, 2004 and 2005, respectively.

Stonewood Insurance did not receive its ‘‘A-’’ (Excellent) rating from A.M. Best until April 2004. Accordingly, the lack of a rating limited direct written premium production in the first quarter of that year. Gross written premiums for Stonewood Insurance for 2005 also included $4.4 million of assumed premiums from our initial allocation from the North Carolina involuntary workers’ compensation pool.

For the years ended December 31, 2005 and 2004, our net retention was 58.3% and 84.3%, respectively.

The net retention for the Excess and Surplus Insurance segment was 53.6% for 2005 and 84.3% for 2004. The decrease in the net retention for 2005 was driven by the impact of a quota share reinsurance contract effective January 1, 2005. Ceded written premiums related to this quota share treaty for 2005 totaled $40.0 million. Additionally, we ceded $6.1 million of premiums to our reinsurers to reinstate reinsurance coverage for which we had used our reinsurance limits due to the significant hurricane losses noted above. There was no quota share reinsurance treaty present during 2004. Additionally, we increased the amount of risk we retain before reinsurance on some policies sold by James River Insurance.

In 2004, we adjusted the estimated reinsurance premium ceding rate on one of our retrospective experience rated reinsurance treaties based on the loss experience of the reinsured book of business. The impact of this adjustment was to increase net earned premiums for 2004 by $484,000 for the true-up of premiums earned in 2003 and to increase losses and loss adjustment expenses incurred by approximately $290,000.

The net retention for the Workers’ Compensation Insurance segment was 87.8% for 2005 and 84.4% for 2004. The increase in net retention in 2005 included the effects of our initial allocation of premiums from the North Carolina involuntary workers’ compensation pool. These premiums were $4.4 million during 2005 and were fully retained by the Company.

Premiums are earned ratably over the terms of our insurance policies, generally twelve months. Net earned premiums were affected by the significant growth in written premiums.

Underwriting Results

The following table compares our combined ratios by segment:

	Year Ended December 31,
	2005	2004
Excess and Surplus Insurance	88.8%	84.4%
Workers’ Compensation Insurance	96.9%	150.0%
Total	91.6%	90.1%

Excess and Surplus Insurance Segment

Results for the Excess and Surplus Insurance segment are as follows:

	Year Ended December 31,
	2005	2004	% Change
	($ in thousands)

Gross written premiums	$207,396	$133,354	55.5%
Net written premiums	$111,074	$112,427	(1.2%	)

Net earned premiums	$91,427	$70,530	29.6%

Losses and loss adjustment expenses	62,868	43,740	43.7%
Underwriting expenses	18,360	15,810	16.1%
Underwriting profit (1)	$10,199	$10,980	(7.1%	)

Ratios:
Loss ratio	68.8%	62.0%	–
Expense ratio	20.1%	22.4%	–
Combined ratio	88.8%	84.4%	–
(1)	See – “Reconciliation of Non-GAAP Measures.”

The combined ratio for the Excess and Surplus Insurance segment for the year ended December 31, 2005 was 88.8%, comprised of a loss ratio of 68.8% and an expense ratio of 20.1%.

Our loss ratio for 2005 was significantly affected by hurricane losses (primarily Hurricane Katrina) where we incurred $10.1 million of losses and loss adjustment expenses, net of reinsurance. The hurricanes also affected our loss ratio by reducing our 2005 net earned premiums by $12.9 million (including the $6.1 million of reinstatement reinsurance premiums previously noted). In addition to the losses for the aforementioned hurricanes, the loss ratio was also affected by favorable reserve development on prior accident years of $3.1 million from the Excess and Surplus Insurance segment’s casualty business and $2.3 million of favorable reserve development from the Excess and Surplus Insurance segment’s property business.

Underwriting results by major line of business within the Excess and Surplus Insurance segment are as follows:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)

Net earned premiums	$89,572	$1,855	$91,427	$63,883	$6,647	$70,530
Losses and loss adjustment expenses	$52,511	$10,357	$62,868	$39,686	$4,054	$43,740
Loss ratio	58.6%	558.3%	68.8%	62.1%	61.0%	62.0%

The expense ratio for the Excess and Surplus Insurance segment improved to 20.1% for 2005 from 22.4% for 2004. Our expense ratio for 2005 and 2004 reflected strong expense management of commission expenses and other operating expenses as well as our use of technology to process and administer our insurance business in a cost efficient manner. The expense ratio for 2005 also benefited from the ceding commission that James River Insurance received on the quota share reinsurance contract, which totaled $9.7 million. The quota share treaty also affected the expense ratio by reducing net earned premiums by $40.0 million for 2005. Our expense ratio for 2005 was also affected by the hurricanes, the net impact of which was to reduce other operating expenses by $1.8 million in commissions as well as the previously noted reduction in net earned premiums of $12.9 million.

Workers’ Compensation Insurance Segment

Results for the Workers’ Compensation Insurance segment are as follows:

	Year Ended December 31,
	2005	2004	% Change
	($ in thousands)

Gross written premiums	$33,621	$9,185	266.0%
Net written premiums	$29,516	$7,751	280.8%

Net earned premiums	$26,073	$5,233	398.2%

Losses and loss adjustment expenses	16,346	3,848	324.8%
Underwriting expenses	8,907	4,001	122.6%
Underwriting profit (loss) (1)	$820	$(2,616)	–

Ratios:
Loss ratio	62.7%	73.5%	–
Expense ratio	34.2%	76.5%	–
Combined ratio	96.9%	150.0%	–
(1)	See – “Reconciliation of Non-GAAP Measures.”

The combined ratio for the Workers’ Compensation Insurance segment for the year ended December 31, 2005 was 96.9%, comprised of a loss ratio of 62.7% and an expense ratio of 34.2%. The loss ratio for 2005 included $171,000 of favorable reserve development on direct business written on prior accident years offset by $696,000 of adverse development on prior accident years related to the Company’s initial allocation of the North Carolina involuntary workers’ compensation pool. Included in the expense ratio for 2005 was $720,000, or 2.8 percentage points, for guaranty fund assessments.

The combined ratio for the Workers’ Compensation Insurance segment for the year ended December 31, 2004 was 150.0%, comprised of a loss ratio of 73.5% and an expense ratio of 76.5%. The loss ratio for 2004 was negatively affected by claims administration expenses that were high relative to the low volume of claims activity during our first year of workers’ compensation insurance operations. Additionally, underwriting expenses, earned premium, and therefore, the expense ratio for 2004 were affected by the start-up nature of the business.

Other Operating Expenses

Other operating expenses for the Company include the underwriting, acquisition and insurance expenses of the Excess and Surplus Insurance segment and the Workers’ Compensation Insurance segment as well as the expenses of the Corporate and Other segment.

Corporate and Other Segment

Other operating expenses for the Corporate and Other segment include personnel costs associated with holding company employees, directors’ fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries. The amount of this reimbursement is included primarily as underwriting expenses in the results of our insurance subsidiaries. The amounts of other operating expenses of the Corporate and Other segment represent the expenses of the holding company that were not reimbursed by our subsidiaries (including costs associated with potential acquisitions and other strategic initiatives). These costs may vary from period-to-period based on the status of these initiatives.

The total operating expenses of the Corporate and Other segment were $1.2 million and $879,000 for the years ended December 31, 2005 and 2004, respectively. The significant increase in other operating expenses of the Corporate and Other segment over the prior year was attributable to planned increases in legal and consulting expenses, most notably those associated with being a public registrant.

Investing Results

Net investment income for the year ended December 31, 2005 was $10.2 million, up from the $3.6 million for the year ended December 31, 2004. The increase in net investment income reflects the significant growth in our invested assets from $175.0 million at December 31, 2004 to $339.5 million at December 31, 2005. The growth in our invested assets is a result of an increase in our net written premiums, the $84.6 million of proceeds from our initial public offering and the underwriters’ exercise of their over-allotment option in August 2005 as well as the net proceeds from our offering of junior subordinated debt.

The following table summarizes our investment returns:

	Year Ended December 31,
	2005	2004
Gross investment yield on:
Average cash and invested assets	3.8%	3.1%
Average fixed maturity securities	4.0%	3.5%
Tax equivalent yield on:
Average fixed maturity securities	4.4%	3.6%

During the fourth quarter of 2005, we concluded that one of the securities in our portfolio which was not rated investment grade by Standard & Poor’s had experienced an impairment that was other-than-temporary, and accordingly, we took an impairment write-down of $92,000 on that security. We had also concluded that none of the other available-for-sale securities with unrealized losses at December 31, 2005 and none of our available-for-sale securities with unrealized losses at December 31, 2004 had experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient amount of time to allow for a recovery in value in this determination.

Interest Expense

Interest expense was $2.7 million and $793,000 for the years ended December 31, 2005 and 2004, respectively. Interest expense related to the $15.0 million of senior notes and $22.7 million of junior subordinated notes that we issued in May and December 2004. Interest on these notes is paid at a floating rate based on three-month LIBOR. The increase in interest expense in 2005 is due to the fact that the notes were outstanding for the full year of 2005 and only portions of 2004 as well as a higher interest rate environment in 2005.

Income Taxes

For the year ended December 31, 2005, income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before taxes primarily due to interest income on tax-advantaged state and municipal securities. For 2005, our effective tax rate was 30.1%. State and municipal securities represented 28.9% of our fixed maturity security portfolio at December 31, 2005.

The effective tax rate was 15.7% for the year ended December 31, 2004. Income tax expense for 2004 differs from the amounts computed by applying the Federal statutory income tax rate to income before taxes for 2004 due to our use of net operating loss carryforwards to offset taxable income in that period. Through June 30, 2004, we had established a tax valuation allowance equal to the total deferred tax assets net of existing deferred tax liabilities and current income tax expense. During 2004, we concluded that it was more likely than not that we would realize our entire deferred tax asset. We based this conclusion primarily on the fact that we had generated taxable income on an inception-to-date basis sufficient to exhaust all of our net operating loss carryforwards created in our start-up phase. Accordingly, there was no valuation allowance against our deferred tax asset at December 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

We are organized as a holding company with all of our operations being conducted by our wholly-owned subsidiaries. Accordingly, our holding company receives cash through loans from banks, issuance of equity and debt securities (including our initial public offering in August 2005), corporate service fees or dividends received from our insurance subsidiaries, payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions.

The payment of dividends by our insurance subsidiaries is limited by statute. In general, these restrictions require that dividends be paid out of earned surplus and limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any twelve month period without advance regulatory approval. The maximum amount of dividends available to us from our insurance subsidiaries during 2007 without regulatory approval is $32.7 million. However, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.

At December 31, 2006, cash and invested assets at the holding company totaled $14.3 million.

Our net written premium to surplus ratio (defined as net written premiums to statutory surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. As we have a relatively limited operating history, the rating agency’s metrics require us to have a lower premium to surplus ratio than that of some of our competitors. For the years ended December 31, 2006, 2005 and 2004, our premium to surplus ratio was 1.0, 0.9 and 1.5 to 1.0, respectively.

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

Interest on the Trust Preferred Securities and interest paid by the Company to the Trust on the Junior Subordinated Debt are payable quarterly in arrears. Through September 15, 2006, interest accrued at the per annum rate of 8.3%. On September 15,

2006 and quarterly thereafter, the interest rate was reset to a per annum rate equal to the three-month LIBOR on the Determination Date (as defined in the Indenture) plus a margin of 3.0%. The Company has the right to defer interest payments on the Junior Subordinated Debt for up to five years without triggering an event of default.

The Trust Preferred Securities are subject to mandatory redemption in a like amount upon repayment of all of the Junior Subordinated Debt on the stated maturity date or five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Company has provided a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities.

The Indenture contains certain covenants with which the Company is in compliance as of December 31, 2006. For a description of the amounts outstanding and terms of our junior subordinated debt and senior debt see “Year Ended December 31, 2006 compared to Year Ended December 31, 2005 – Interest Expense.”

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income and proceeds from offerings of debt and equity securities. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses and income taxes.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$133,203	$106,784	$80,455
Investing activities	(154,422)	(172,581)	(116,318)
Financing activities	20,509	86,616	37,301
Change in cash and cash equivalents	$(710)	$20,819	$1,438

Net cash provided by operating activities was $133.2 million for 2006 compared to $106.8 million for 2005. Net cash provided by operating activities in both years is primarily attributable to cash received on written premiums exceeding the cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by financing activities for 2006 included the net proceeds of our offering of trust preferred securities in June 2006. Net cash provided by financing activities for 2005 included the net proceeds of $84.6 million from our initial public offering and the repayment of $2.0 million of notes receivable from directors and executive officers in April 2005.

Net cash provided by financing activities for 2004 was $37.3 million and included $21.4 million of net proceeds from the issuance of junior subordinated debt, $14.5 million of net proceeds from the issuance of senior debt and $1.3 million of net proceeds from the issuance of 13,500 shares of Series B Convertible Preferred Stock.

 Reinsurance

We enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer. In excess of loss reinsurance, the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premium. For the years ended December 31, 2006, 2005, and 2004, our net retention was 76.6%, 58.3% and 84.3%, respectively.

The following is a summary of our casualty reinsurance in place at December 31, 2006:

Line of Business	Company Retention

Primary Casualty	Up to $1.2 million per occurrence
Excess Casualty	$500,000 per occurrence (1)
Workers’ Compensation	$750,000 per occurrence and losses above $20.0 million per occurrence and above $10.0 million on any one life

(1) For policies with an occurrence limit of $1.0 million or higher, the quota share percentage is set such that our retention is $500,000. For all excess        casualty policy limits in excess of $5.0 million, we purchase facultative reinsurance. For policies where we also write an underlying primary casualty        policy, the quota share reinsurance reduces our excess casualty retention to $100,000, which when added to our retention on the primary casualty        coverage, results in a total retention of $1.1 million on that risk.

The following is a summary of our property reinsurance in place as of December 31, 2006:

Line of Business	Company Retention

Primary Property	Up to 25% of the first $5.0 million per risk (1)(2)
Excess Property	25% of the first $5.0 million per risk (1)

(1) Per risk limits in excess of $5.0 million are reinsured through facultative reinsurance or run-off coverage of the Company’s $10.0 million excess of $5.0        million reinsurance program in place prior to the June 1, 2006 property reinsurance renewal.

(2) $250,000 for non-catastrophe losses.

Additionally, we have a property reinsurance treaty that covers our per occurrence exposure to terrorism as provided under the Terrorism Risk Insurance Act of 2002. This treaty covers $3.0 million in excess of $2.0 million per risk.

We use catastrophe–modeling software to analyze the risk of severe losses from hurricanes and earthquakes. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. In the fourth quarter of 2005, we began reducing our exposure to hurricane losses by not writing any new or renewal primary property insurance with wind coverage within 100 miles of the Southeast and Gulf coasts of the United States or within 30 miles of the Northeast coast of the United States. We are reducing the concentration of exposed limits in any 50 mile area to $50.0 million or less on new and renewal policies.

We measure exposure to potential catastrophe losses in terms of probable maximum loss, which is an estimate of the amount we would expect to pay in any one catastrophe event over a specified period of time (i.e. a return period). We manage this potential loss by purchasing catastrophe reinsurance coverage.

Effective June 1, 2006, we purchased catastrophe reinsurance of $17.5 million in excess of our $2.5 million per event retention. This coverage has one reinstatement in the event we exhaust any of the coverage. Additionally, our property quota share reinsurance treaty effectively provides coverage for a single occurrence up to 100% of ceded premium, which is estimated at $21.8 million for the period June 1, 2006 through May 31, 2007. Our property quota reinsurance treaty is not subject to any reinstatement premiums or an aggregate cap on ceded losses. The combination of our property catastrophe and quota share reinsurance treaties provides coverage for a single occurrence of up to approximately $39 million. Based upon our computer modeling, a $39 million gross catastrophe loss is expected to exceed our 500 year return period. In the event of a $39 million gross property catastrophe loss to the Company, we estimate our net after tax cost at approximately $2.8 million, including reinstatement premiums. In addition to our retention, we would retain any losses in excess of our reinsurance coverage limits.

For the year ended December 31, 2005, our net retention was affected by a quota share reinsurance contract effective January 1, 2005. This contract transferred a portion of the risk related to certain property/casualty business written by James River Insurance in 2005 to reinsurers in exchange for a portion of the direct written premiums on that business. By transferring risk to the reinsurers, we reduced the amount of capital required to support the insurance operations of James River Insurance. For 2005, ceded earned premiums related to this quota share treaty were $40.0 million, ceded losses and loss adjustment expenses were $36.5 million and reinsurance ceding commissions were $9.7 million. For 2006, the impact of this contract on pre-tax income was $234,000. This treaty was not renewed during 2006.

Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2006, there was no allowance for uncollectible reinsurance recoverables. James River Insurance and Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of ‘‘A-’’ (Excellent) or better.

At December 31, 2006, we had reinsurance recoverables on unpaid losses of $90.5 million and reinsurance recoverables on paid losses of $7.0 million. Included in reinsurance recoverables on paid and unpaid losses at December 31, 2006 are $12.4 million of recoverables related to Hurricane Katrina losses and $15.0 million of recoverables related to Hurricane Wilma. All but $1.1 million of our total recoverables on paid and unpaid losses at December 31, 2006 were from reinsurers rated ‘‘A-’’ or better by A.M. Best, or were collateralized with letters of credit.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commitments by due dates as of December 31, 2006:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	(in thousands)

Reserve for losses and loss adjustment expenses	$300,294	$88,696	$96,742	$45,633	$69,223
Long- term debt:
Senior notes	15,000	–	–	–	15,000
Junior subordinated notes	43,300	–	–	–	43,300
Operating lease obligations	2,819	974	1,231	477	137
Other liabilities	600	150	300	150	–
Total	$362,013	$89,820	$98,273	$46,260	$127,660

The reserve for losses and loss adjustment expenses payments due by period in the table above are based upon the reserve for losses and loss adjustment expenses as of December 31, 2006 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of the reserve for losses and loss adjustment expenses payments due by period is subject to the same uncertainties associated with determining the level of the reserve for losses and loss adjustment expenses and to the additional uncertainties arising from the difficulty of predicting when claims, including claims that have not yet been reported to us, will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of the reserve for losses and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. At our option, we may redeem our senior notes and our junior subordinated notes in 2009 and 2011 at 100.0% of the principal amount. However, the senior notes and junior subordinated notes do not mature until 2034 and 2036.

Ratings

James River Insurance and Stonewood Insurance each have a financial strength rating of “A-” (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). “A-” (Excellent) is the fourth highest rating issued by A.M. Best. The “A-” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors.

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The “A-” (Excellent) ratings obtained by James River Insurance and Stonewood Insurance are consistent with the companies’ business plans and allow the companies to actively pursue relationships with the agents and brokers identified in their marketing plans.

Notes Receivable from Employees and Directors

As part of its 2003 Series B Convertible Preferred Stock offerings, we loaned a total of $2.6 million to employees and directors to purchase shares. These notes receivable are due in 2013 and are classified as a reduction in stockholders’ equity on our consolidated balance sheet. In April 2005, all of the notes receivable from our executive officers and directors totaling $2.0 million were repaid. An additional $10,000 was repaid in August 2005 leaving $535,000 of notes receivable from non-executive employees outstanding at December 31, 2006 and 2005.

Initial Public Offering

On May 3, 2005, we filed a registration statement on Form S-1 with the Securities Exchange Commission for an initial public offering of Common Stock. Our registration statement was declared effective on August 8, 2005. On August 9, 2005, we completed a ten-for-one split of our Common Stock to stockholders of record on that date. Immediately prior to the closing of the initial public offering on August 12, 2005, all of our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of Common Stock. In addition, we amended and restated our certificate of incorporation to increase the number of authorized shares of Common Stock to 100.0 million and decrease the number of authorized shares of preferred stock to 5.0 million. Gross proceeds from the sale of 4,444,000 shares of Common Stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Costs associated with the initial public offering included $6.6 million of underwriting and other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of Common Stock were issued and sold at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $12.0 million and underwriting costs were $840,000.

RECONCILIATION OF NON-GAAP MEASURES

The following table reconciles the underwriting profit or loss by individual segment and of the whole company to consolidated income before taxes. We believe that these measures are useful to investors in evaluating the performance of our Company and its insurance segments because our objective is to consistently earn underwriting profits. We evaluate the performance of our insurance segments and allocate resources based primarily on underwriting profit or loss of insurance segments. Our definition of underwriting profit or loss of insurance segments and underwriting profit or loss may not be comparable to that of other companies.

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Insurance	$37,161	$10,199	$10,980
Workers’ Compensation Insurance	2,538	820	(2,616)
Total underwriting profit of insurance segments	39,699	11,019	8,364
Other operating expenses of the Corporate and Other segment	(3,845)	(1,179)	(879)
Underwriting profit	35,854	9,840	7,485
Net investment income	19,328	10,212	3,626
Realized investment losses	(204)	(252)	(71)
Other income	222	133	144
Interest expense	(4,294)	(2,667)	(793)
Consolidated income before taxes	$50,906	$17,266	$10,391

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the accounting estimates below as critical to the understanding of our results of operations and financial position. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our results of operations and financial condition and that require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our significant accounting policies, see the notes to our 2006 audited Consolidated Financial Statements included in this Form 10-K.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We estimate the reserve using individual case-basis valuations of reported claims. We also use statistical analyses to estimate the cost of losses and loss adjustment expenses that have been incurred but not reported to us (IBNR). Those estimates are based on our historical information, industry information and estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. As a relatively new company, our historical loss experience is limited.

We utilize two primary actuarial methods to arrive at our loss reserve estimates for each line of business. The first of these is the incurred Bornhuetter-Ferguson method. This method estimates the reserve based on our initial expected loss ratio, expected reporting patterns for losses (based on industry data) and our actual reported losses and loss adjustment expenses. The other primary method, the loss ratio method, estimates the reserve by applying an expected loss ratio to net earned premiums by statutory line of business.

For both methods, the expected loss ratio used is established using judgment, and is based primarily on industry data and the experience of our management team in writing similar insurance coverages. The expected loss ratio used in the loss ratio method is judgmentally adjusted up or down when the level of reported losses for a specific accident year for a specific statutory line of business leads us to conclude that the ultimate loss ratio will differ from our initial expected loss ratio. The expected loss ratio used in the incurred Bornhuetter-Ferguson method is typically not adjusted after it is initially set, because the mechanics of that method already incorporate departures from expected reported losses into the reserve calculations. The primary factor contributing to the difference between the methods is that the incurred Bornhuetter-Ferguson method incorporates assumptions regarding industry reporting patterns (the estimated percentage of the ultimate losses that have been reported at a particular valuation date) for losses and the level of our reported losses and loss adjustment expenses, which are not reflected in the loss ratio method. Since the incurred Bornhuetter-Ferguson method includes both our reported losses and estimates of future development patterns, it is more sensitive to our level of reported losses than the loss ratio method. We have generally selected the actuarial method that yields the highest reserve for each statutory line of business as our best estimate. We have consistently applied this methodology in 2006 and 2005.

We believe that generally selecting the higher of these two actuarial methods by statutory line of business as the basis for our best reserve estimates is appropriate at this early stage in our history. Given that our insurance companies have limited historical experience, that our two primary actuarial methods utilize industry data, that losses on our casualty business often take a number of years to develop and that we write difficult classes of business which typically do not meet the risk criteria of standard carriers, we believe that we do not have sufficient evidence at this time to conclude that our ultimate loss ratios will be significantly better than our expected loss ratios. Generally selecting the higher of the two primary actuarial methods as the basis for our best reserve estimates is consistent with that belief. In the future as more information becomes available to us and as we develop more experience, we may adjust or change our actuarial methods. Such future methods may not necessarily result in selecting the highest estimate of our actuarial methods.

Events of the magnitude of Hurricanes Katrina and Wilma, each of which occurred in 2005, involve complex coverage issues. We have established reserves in each case that we believe reflect the complexity of the claims. In estimating the reserves for losses and loss adjustment expenses relating to Hurricanes Katrina and Wilma, we used case reserve estimates based on information obtained from site inspections by our adjusters and the terms of the coverage provided in the policies. We estimated reserves for incurred but not reported claims using judgment based on our progress in settling claims. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. During 2006, we experienced $1.3 million of adverse development on our net losses and loss adjustment expenses on Hurricanes Katrina and Wilma.

At December 31, 2006, our aggregate reserve is the sum of the results from the selected estimates for each statutory line of business plus the reserve for losses and loss adjustment expenses associated with Hurricanes Katrina and Wilma that was estimated as described above. This aggregate reserve reflects our best estimate. Since we generally have selected the higher of the two actuarial methods at each financial statement date, the aggregate reserve includes components calculated using the incurred Bornhuetter-Ferguson method and components calculated using the loss ratio method. This combination of methods varies by statutory line of business and period.

The estimated net reserve at December 31, 2006 using the incurred Bornhuetter-Ferguson method was $181.9 million and using the loss ratio method was $194.3 million. In most instances, we have recorded the reserve estimate derived using the loss ratio method as our best reserve estimate because the expected loss ratio used in this method is derived from our management’s experience in the lines of business that we write and our current underwriting criteria. Generally, the expected loss ratios used in the loss ratio method decline as an accident year ages. As a result, our methodology gives more weight to the Bornhuetter-Ferguson method for more mature accident years. Each of these reserve estimates are individual point estimates and do not constitute an actuarial range. We record the reserve estimate derived from the incurred Bornhuetter-Ferguson method as our best estimate when the level of actual reported losses provides sufficient evidence that the ultimate loss ratio will exceed our expected loss ratio. When the level of actual reported losses provides sufficient evidence that the ultimate loss ratio will be less than our expected loss ratio, we generally reduce the expected loss ratio used in the loss ratio method.

Reserve estimates derived using the incurred Bornhuetter-Ferguson method are driven by our assumptions related to the expected loss ratio and the expected reporting pattern for losses, while reserve estimates derived using the loss ratio method are driven by our assumptions related to the expected loss ratio and are not sensitive to reporting patterns. The table below quantifies the impact that reasonably likely changes in these two variables, the expected loss ratio and the expected reporting pattern for losses, would have on the recorded reserve for losses and loss adjustment expenses at December 31, 2006. The reporting pattern scenarios below only apply to the incurred Bornhuetter-Ferguson analysis. In the table below, the expected loss ratio and the expected reporting pattern refer to assumptions related to those two variables that we made in calculating the net reserves that we recorded at December 31, 2006.

Loss Ratio	Reporting Pattern	Impact on Net Recorded Reserves	Change from Recorded Net Reserves
		($ in thousands)

Increase expected loss ratio by 5%	Slower reporting	$17,834	8.5%
Increase expected loss ratio by 5%	Expected reporting pattern	15,860	7.6%
Increase expected loss ratio by 5%	Faster reporting	13,893	6.6%
Expected loss ratio	Slower reporting	1,793	0.9%
Expected loss ratio	Expected reporting pattern	0	0.0%
Expected loss ratio	Faster reporting	(1,821)	(0.9%)
Reduce expected loss ratio by 5%	Slower reporting	(13,795)	(6.6%)
Reduce expected loss ratio by 5%	Expected reporting pattern	(15,459)	(7.4%)
Reduce expected loss ratio by 5%	Faster reporting	(17,204)	(8.2%)

The sensitivity analysis above was based on the weighted-average assumptions presented in the following table. For the expected loss ratio assumptions, the expected loss ratio represents a weighted average of the expected loss ratios used for each of our statutory lines of business, with the expected loss ratio for each line weighted based on net earned premiums. For the expected reporting pattern assumptions, the expected reporting pattern represents a weighted average of the percentage of ultimate losses assumed to be reported to us at December 31, 2006 for each of our statutory lines of business. They have been weighted based on net earned premiums.

Loss Ratio Method		Incurred Bornhuetter-Ferguson Method
Scenario	Weighted-Average Assumption	Scenario	Weighted- Average Assumption

Expected loss ratio	53.9%	Expected reporting pattern	47.4% of losses reported
Increase expected loss ratio	58.9%	Slower reporting	44.5% of losses reported
Reduce expected loss ratio	48.9%	Faster reporting	50.5% of losses reported
		Expected loss ratio	60.0%
		Increase expected loss ratio by 5%	65.0%
		Reduce expected loss ratio by 5%	55.0%

We believe that loss ratios 5% above or below our expected loss ratio constitute a reasonable range of expectations for each major line of business. In addition, we believe that the adjustments that we made to speed up or slow down the reporting patterns in the sensitivity analysis above are reasonably likely outcomes. Under the incurred Bornhuetter-Ferguson method, slowing the reporting pattern results in an increase in the estimate of reserves, because reported losses are seen as a smaller percentage of the ultimate reported losses, resulting in an increase in estimated unreported losses. Similarly, using a faster reporting pattern results in a decrease in the estimate of reserves. In determining the amounts by which to slow down or accelerate the reporting patterns for the sensitivity analysis presented above, we applied judgment to reflect the fact that the variability of reasonably likely reporting pattern outcomes varies by major line of business. There is little variability around our expected reporting patterns for our excess and surplus insurance property lines, because property claims are typically reported relatively quickly. Conversely, there is considerably more variability around our expected reporting patterns for our excess and surplus insurance casualty lines, because losses on casualty business often take a number of years to develop. Reporting patterns for workers’ compensation insurance are generally slower than reporting patterns for our excess and surplus insurance property lines and generally faster than reporting patterns for our excess and surplus insurance casualty lines. Accordingly, the variability around our expected reporting patterns for workers’ compensation insurance is greater than it is for our excess and surplus insurance property lines and less than it is for our excess and surplus insurance casualty lines. The impact of recording the net reserve for losses at the highest value from the sensitivity analysis above would be to reduce net income by $11.6 million and to reduce stockholders’ equity at December 31, 2006 by 5.4%. The impact of recording the net reserve for losses at the lowest value from the sensitivity analysis above would be to increase net income by $11.2 million and increase stockholders’ equity at December 31, 2006 by 5.2%. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the incremental or reduced amount of losses are paid.

Our reserves are driven by a number of important assumptions including litigation and regulatory trends, legislative activity, social and economic patterns and claims inflation assumptions. Our reserve estimates reflect current inflation in legal claims settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates also assume that we will not experience significant losses from mass torts and that we will not incur losses from future mass torts not known to us today. While it is not possible to predict the impact of changes in this environment, if new mass torts or expanded legal theories of liability emerge, our IBNR claims may differ substantially from our IBNR reserves. Our reserve estimates assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business.

IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2006 would equate to a $8.4 million change in the reserve for losses and loss adjustment expenses, a $5.5 million change in net income and a 2.5% change in stockholders’ equity at December 31, 2006.

Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. Specifically, our actual ultimate loss ratio could differ from our initial expected loss ratio or our actual reporting patterns for losses could differ from our expected reporting patterns based on industry data. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations.

Losses and loss adjustment expenses for 2006 reflect $7.9 million of favorable development on the reserve for losses and loss adjustment expenses at December 31, 2005. This favorable development consisted of $7.7 million of favorable development in the Excess and Surplus Insurance segment (which are comprised of various statutory lines with both favorable and adverse development) and $235,000 of favorable development in the Workers’ Compensation Insurance segment.

Losses and loss adjustment expenses for 2005 reflect $4.9 million of favorable development on the reserve for losses and loss adjustment expenses at December 31, 2004. This favorable development consisted of $5.4 million of favorable development in the Excess and Surplus Insurance segment offset by $525,000 of adverse development in the Workers’ Compensation Insurance segment (see - “Results of Operations”).

Losses and loss adjustment expenses for 2004 reflect $156,000 of favorable development on the reserve for losses and loss adjustment expenses held at December 31, 2003 for the Excess and Surplus Lines Insurance segment.

Investments

We carry securities classified as “available-for-sale” at fair value, and unrealized gains and losses on such securities, net of deferred taxes, are reported as a separate component of accumulated other comprehensive income. We do not have any securities classified as “held-to-maturity” or “trading.” We evaluate our investments regularly to determine whether there are declines in value that are other-than-temporary. When we determine that a security has experienced an other-than-temporary impairment, the impairment is recognized as a realized investment loss.

We consider a number of factors in assessing whether an impairment is other-than-temporary, including (a) the amount and percentage that fair value is below cost or amortized cost; (b) the length of time that fair value has been below cost or amortized cost and (c) our intent and ability to hold the security for a sufficient period of time to allow for a recovery in value. In addition, for fixed maturity securities, we also consider the credit quality ratings for the securities, with a special emphasis on securities downgraded to below investment grade. We recognized an impairment loss of $92,000 in 2005 on a fixed maturity security in our portfolio (see – “Investing Results”). We did not recognize any impairment losses in either 2006 or 2004.

We began investing in equities in the fourth quarter of 2006 and anticipate investing up to 10.0% of our cash and invested assets in equities in 2007. We will manage our risk by limiting our investment in a single corporation to 3.0% of assets.

Income Taxes

We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. Our assessment includes consideration of the amount of taxable income generated since we were formed in 2002, trends in earnings and future expectations. Income tax expense for 2004 reflects a reduction in the deferred tax valuation allowance of $1.9 million. We did not establish a valuation allowance against our deferred tax assets at December 31, 2006, 2005 or 2004.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to our taxable income in the years in which temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases are expected to be recovered or settled.

Stock Based Compensation

In December 2004, the FASB issued Statement 123(R), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25) and amends FASB Statement No. 95, Statement of Cash Flows. We adopted Statement 123(R) using the modified prospective method on January 1, 2006.

Prior to May 3, 2005 (the date that we filed our Form S-1 with the Securities and Exchange Commission), we used the Minimum Value method to calculate the pro forma disclosures required by Statement 123. We continue to account for the portion of awards granted prior to May 3, 2005 that have not been modified, cancelled or repurchased subsequent to that date using the intrinsic value method prescribed in APB Opinion No. 25 and its related interpretive guidance. Because all options granted prior to January 1, 2006 were for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant, we recognized no compensation expense for these stock options. When we adopted Statement 123(R), we began recognizing the expense associated with awards issued on or after May 3, 2005 and for awards modified, repurchased or cancelled on or after that date in the income statement over the award’s vesting period using the modified prospective method. Compensation expense amounts related to options are recognized on a straight-line basis over each award’s vesting period in our income statement.

As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for 2006 are $986,000 and $640,000 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Reported basic and diluted earnings per share for 2006 would have increased by $0.04 and $0.03, respectively, had we not adopted Statement 123(R). The adoption of Statement 123(R) did not have a material effect on our statement of cash flows.

We use a Black-Scholes-Merton option pricing model in determining the fair value of option grants. The following table summarizes the assumptions used to estimate the fair value of our share-based awards issued after May 3, 2005:

Risk-free interest rate	4.08% – 5.03%
Dividend yield	0.00%
Expected stock price volatility	35.00%
Weighted-average expected life	7 years

For all awards, the expected term is based on the midpoint between the vesting period and the contractual term of the award. The stock price volatility assumption is a significant variable in estimating the value of an option. Stock price volatility is a measure of the amount by which stock price has fluctuated or is expected to fluctuate in a period. In the Black-Scholes-Merton option pricing model, a higher volatility assumption results in a higher value for the option and a lower volatility assumption results in a lower option value. Stock price volatility is estimated based on stock price volatility data for similar property/casualty companies in the period following their respective initial public offerings since our own historical stock price information is limited to the period subsequent to our initial public offering in August 2005. The risk-free interest rate assumption is based on the seven-year U.S. Treasury rate at the date of the grant. The dividend yield assumption is based upon the fact that no dividends were expected to be granted over the life of the options at the time that the options were granted.

For a detailed discussion of our other significant accounting policies, see the notes to our 2006 audited Consolidated Financial Statements included in this Form-10K.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted. We are currently evaluating the impact of adopting FIN 48 on our financial statements, and we do not expect adoption of the interpretation to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are currently evaluating the impact of adopting Statement 157 on our financial statements.

OUTLOOK

For 2007, we anticipate achieving an annual return on equity of at least 15% and growth in gross written premiums of between 10% and 20%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss arising principally from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk.

Credit Risk

Credit risk is the potential economic loss arising principally from adverse changes in the financial condition of a specific debt issuer or a reinsurer.

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated “BBB-” or higher by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a ratings changes report, a security watch list and a schedule of securities in unrealized loss positions as part of this process. If a security is rated “BBB-” or higher by Standard & Poor’s at the time that we purchase it and then it is downgraded below “BBB-” while we hold it, we evaluate the security for impairment, and after discussing the security with our investment advisors, we make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings “A-” (Excellent) or better. In an effort to minimize our exposure to the insolvency of our reinsurers, our security committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our security committee continually monitors rating downgrades involving any of our reinsurers. At December 31, 2006, all but $1.1 million of reinsurance recoverables are either with companies with A.M. Best ratings of “A-” (Excellent) or better, or are collateralized by a letter of credit or a trust agreement.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. We had fixed maturity securities with a fair value of $486.0 million at December 31, 2006 that are subject to interest rate risk. We manage our exposure to interest rate risk through an asset/liability matching process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position. Our outside investment managers assist us in this process.

Sensitivity Analysis

The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of December 31, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities and stockholders’ equity.

			Hypothetical % Increase (Decrease) in
	Estimated Fair Value	Estimated Change in Fair Value	Fair Value	Stockholders’ Equity
	(in thousands)

200 basis point increase	$438,581	$(47,435)	(9.8%)	(14.4%)
100 basis point increase	461,910	(24,106)	(5.0%)	(7.3%)
No change	486,016	–	–	–
100 basis point decrease	510,220	24,204	5.0%	7.3%
200 basis point decrease	534,958	48,942	10.1%	14.8%

In the fourth quarter of 2006, the Company began investing in equity securities, principally in various market indices. Equity securities have produced higher returns than fixed maturity investments over the long run, but are sensitive to short-term fluctuations in equity markets. At December 31, 2006, our equity portfolio had a total fair value of $8.7 million. A hypothetical 20% increase in the fair value of equity securities would increase the fair value to $10.4 million and increase stockholders’ equity by 0.5%. Alternatively, a 20% decrease in the fair value of equity securities would decrease the fair value to $7.0 million and decrease stockholders’ equity by 0.5%.

Interest expense would also be affected by a hypothetical change in interest rates. As of December 31, 2006, we had $58.3 million of floating rate debt, consisting of $15.0 million of senior notes and $43.3 million of junior subordinated notes. Assuming this amount remains constant, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by $583,000, and a 200 basis point increase would increase interest expense by $1.2 million. A hypothetical 100 basis point decrease in interest rates would reduce annual interest expense by $583,000 and a 200 basis point decrease would reduce interest expense by $1.2 million.

Item 8. Financial Statements and Supplementary Data.

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO). Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company's internal control over financial reporting as of December 31, 2006, which is included in this item under “Attestation Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

James River Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that James River Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). James River Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that James River Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, James River Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of James River Group, Inc. and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
March 5, 2007

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which are designed to provide assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Except as noted below, information required by this item is incorporated herein by reference to the information appearing under “Proposal 1- Election of Directors”, “Corporate Governance; Committees of the Board of Directors – Audit Committee” – “Code of Conduct” and, “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement. The remaining information required by this item is set forth in Part 1 of this Form 10-K under the caption “Executive Officers of the Registrant”.

Item 11. Executive Compensation.

Information required by this item is incorporated herein by reference to the information appearing under “Executive Compensation” in the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated herein by reference to the information appearing under “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)

Equity compensation plans approved by security holders	2,138,687	$12.21	1,184,013
Equity compensation plans not approved by security holders	–	–	–
Total	2,138,687	$12.21	1,184,013

Item 13. Certain Relationships and Related Transactions.

Information required by this item is incorporated herein by reference to the information appearing under “Certain Relationships and Transactions with Related Persons” in the 2007 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated herein by reference to the information appearing under “Principal Accounting Firm Fees and Services” in the 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report

(b) Exhibits

See Item 15(a).

(c) Schedules

See Item 15(a).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

Schedule I	Summary of Investments	S-1
Schedule II	Condensed Financial Information of Registrant	S-2
Schedule III	Supplementary Insurance Information	S-7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMES RIVER GROUP, INC.

Date: March 8, 2007	By: /s/ J. Adam Abram
J. Adam Abram
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Richard W. Wright	Chairman of the Board	March 7, 2007
Richard W. Wright

By: /s/ J. Adam Abram	President, Chief Executive Officer and	March 8, 2007
J. Adam Abram	Director

By: /s/ Michael T. Oakes	Executive Vice President and	March 8, 2007
Michael T. Oakes	Chief Financial Officer

By: /s/ Gregg T. Davis	Executive Vice President – Finance and	March 8, 2007
Gregg T. Davis	Treasurer

By: /s/ Matthew Bronfman	Director	March 6, 2007
Matthew Bronfman

By: /s/ Alan N. Colner	Director	March 6, 2007
Alan N. Colner

By: /s/ Joel L. Fleishman	Director	March 6, 2007
Joel L. Fleishman

By: /s/ Dallas W. Luby	Director	March 8, 2007
Dallas W. Luby

By: /s/ John T. Sinnott	Director	March 3, 2007
John T. Sinnott

By: /s/ Michael H. Steinhardt	Director	March 2, 2007
Michael H. Steinhardt

By: /s/ A. Wellford Tabor	Director	March 1, 2007
A. Wellford Tabor

By: /s/ James L. Zech	Director	March 8, 2007
James L. Zech

By: /s/ Nicolas D. Zerbib	Director	March 8, 2007
Nicolas D. Zerbib

Schedule I	Summary of Investments	S-1
Schedule II	Condensed Financial Information of Registrant	S-2
Schedule III	Supplementary Insurance Information	S-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

James River Group, Inc.

We have audited the accompanying consolidated balance sheets of James River Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of James River Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 James River Group, Inc. and subsidiaries changed their method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting and Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

March 5, 2007

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands)
Assets
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost: 2006 – $488,232; 2005 – $344,636)	$486,016	$339,512
Equity securities (cost: 2006 –$8,536)	8,703	–
Total investments available-for-sale	494,719	339,512

Cash and cash equivalents	40,319	41,029
Accrued investment income	5,471	3,988
Premiums receivable and agents’ balances, net	34,862	32,521
Reinsurance recoverable on unpaid losses	90,495	110,514
Reinsurance recoverable on paid losses	7,041	11,544
Prepaid reinsurance premiums	31,626	25,922
Deferred policy acquisition costs	15,005	13,899
Deferred tax assets	13,016	7,999
Intangible insurance assets	4,184	4,184
Property and equipment, net	2,241	2,741
Federal income tax receivable	–	788
Other assets	2,742	2,403
Total assets	$741,721	$597,044

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	December 31,
	2006	2005
	(in thousands, except for share data)
Liabilities and Stockholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$300,294	$226,493
Unearned premiums	131,286	115,765
Payables to reinsurers	5,672	11,316
Senior debt	15,000	15,000
Junior subordinated debt	43,300	22,681
Funds held	15,567	21,992
Accrued expenses	11,510	4,635
Federal income taxes payable	613	–
Other liabilities	4,087	3,007
Total liabilities	527,329	420,889

Commitments and contingent liabilities

Stockholders’ equity:
Common Stock- $0.01 par value; 100,000,000 shares authorized; 2006: 15,117,308 shares issued and outstanding; 2005: 15,070,053 shares issued and outstanding	151	150
Common stock warrants	524	524
Additional paid-in capital	175,437	173,903
Convertible preferred stock – $0.01 par value; 5,000,000 shares authorized and no shares outstanding	–	–
	176,112	174,577

Notes receivable from employees and directors	(535)	(535)
Retained earnings	40,147	5,444
Accumulated other comprehensive loss	(1,332)	(3,331)
Total stockholders’ equity	214,392	176,155
Total liabilities and stockholders’ equity	$741,721	$597,044

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Consolidated Income Statements

	Year ended December 31,
	2006	2005	2004
	(in thousands, except for share data)
Revenues
Gross written premiums	$297,369	$241,017	$142,539
Ceded written premiums	(69,606)	(100,427)	(22,361)
Net written premiums	227,763	140,590	120,178
Change in net unearned premiums	(9,817)	(23,090)	(44,415)
Net earned premiums	217,946	117,500	75,763

Net investment income	19,328	10,212	3,626
Net realized investment losses	(204)	(252)	(71)
Other income	222	133	144
Total revenues	237,292	127,593	79,462

Expenses
Losses and loss adjustment expenses	127,537	79,214	47,588
Other operating expenses	54,555	28,446	20,690
Interest expense	4,294	2,667	793
Total expenses	186,386	110,327	69,071
Income before taxes	50,906	17,266	10,391

Federal income tax expense (benefit):
Current	22,296	7,868	5,175
Deferred	(6,093)	(2,666)	(3,539)
	16,203	5,202	1,636

Net income	$34,703	$12,064	$8,755

Earnings per share:
Basic	$2.30	$1.56	$399,167.20
Diluted	$2.17	$0.94	$0.93

Weighted-average common shares outstanding:
Basic	15,087,258	5,844,904	10
Diluted	16,020,328	12,793,243	9,433,300

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for share data)

	Convertible Preferred Stock		Notes Receivable from Employees and Directors	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total
	Series A	Series B

Balances at December 31, 2003	$8,439	$69,764	$(2,565)	$–	$524	$–	$(5,466)	$(300)	$70,396
Net income	–	–	–	–	–	–	8,755	–	8,755
Other comprehensive income:
Net unrealized gains, net of tax of ($59)	–	–	–	–	–	–	–	191	191
Total comprehensive income									8,946
Issuance of preferred stock	–	1,350	–	–	–	–	–	–	1,350
Issuance costs	–	3	–	–	–	–	–	–	3
Balances at December 31, 2004	8,439	71,117	(2,565)	–	524	–	3,289	(109)	80,695
Net income	–	–	–	–	–	–	12,064	–	12,064
Other comprehensive income:
Net unrealized losses, net of tax of ($1,734)	–	–	–	–	–	–	–	(3,222)	(3,222)
Total comprehensive income									8,842
Issuance of 5,110,600 Common Stock shares	–	–	–	51	–	91,940	–	–	91,991
Issuance of 9,956,413 Common Stock shares in the preferred stock conversion	(8,439)	(71,117)	–	99	–	89,366	(9,909)	–	–
Issuance costs	–	–	–	–	–	(7,435)	–	–	(7,435)
Repayment of notes receivable from employees and directors	–	–	2,030	–	–	–	–	–	2,030
Issuance of 3,030 Common Stock shares under stock option plans	–	–	–	–	–	30	–	–	30
Tax effect of exercised non- qualified stock options	–	–	–	–	–	2	–	–	2
Balances at December 31, 2005	–	–	(535)	150	524	173,903	5,444	(3,331)	176,155
Net income	–	–	–	–	–	–	34,703	–	34,703
Other comprehensive income:
Net unrealized losses, net of tax of $1,076	–	–	–	–	–	–	–	1,999	1,999
Total comprehensive income									36,702
Issuance of 47,255 Common Stock shares under stock option plans	–	–	–	1	–	473	–	–	474
Tax effect of exercised non- qualified stock options	–	–	–	–	–	75	–	–	75
Compensation expense under stock option plans	–	–	–	–	–	986	–	–	986
Balances at December 31, 2006	$–	$–	$(535)	$151	$524	$175,437	$40,147	$(1,332)	$214,392

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities
Net income	$34,703	$12,064	$8,755
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred policy acquisition costs	(35,066)	(19,782)	(20,088)
Amortization of policy acquisition costs	33,960	17,227	12,853
Net realized investment losses	204	252	71
Deferred federal income taxes	(6,093)	(2,666)	(3,539)
Provision for depreciation	948	934	814
Provision for amortization	2,367	2,064	1,110
Compensation expense on stock options	986	–	–
Excess tax benefits from stock option exercises	(75)	–	–
Change in operating assets and liabilities:
Accrued investment income	(1,483)	(2,179)	(1,301)
Premiums receivable and agents’ balances	(2,341)	(14,256)	(7,812)
Reserve for losses and loss adjustment expenses	73,801	164,250	44,826
Unearned premiums	15,521	37,475	48,854
Reinsurance balances, net	6,749	(87,795)	(8,996)
Accrued expenses	6,875	453	3,123
Federal income taxes payable	1,476	(1,798)	1,010
Other	671	541	775
Net cash provided by operating activities	133,203	106,784	80,455

Investing activities
Securities available-for-sale:
Purchases - fixed maturity securities	(206,588)	(200,806)	(124,037)
Purchases - equity securities	(8,536)	(1,000)	(2,300)
Sales - fixed maturity securities	29,884	4,968	3,466
Maturities and calls - fixed maturity securities	30,821	22,087	5,979
Sales - equity securities	–	3,263	–
Payable to security brokers	450	(647)	–
Net sales of short-term investments	–	–	1,482
Purchases of property and equipment	(453)	(446)	(908)
Net cash used in investing activities	(154,422)	(172,581)	(116,318)

Financing activities
Proceeds from issuance of Common Stock	474	92,021	–
Proceeds from issuance of Series B Preferred Stock	–	–	1,350
Excess tax benefits from stock option exercises	75	–	–
Issuance of senior debt	–	–	15,000
Issuance of junior subordinated debt	20,000	–	22,000
Issuance costs	(40)	(7,435)	(1,049)
Repayment of notes receivable from officers and directors	–	2,030	–
Net cash provided by financing activities	20,509	86,616	37,301

Change in cash and cash equivalents	(710)	20,819	1,438
Cash and cash equivalents at beginning of year	41,029	20,210	18,772
Cash and cash equivalents at end of year	$40,319	$41,029	$20,210

Federal income taxes paid, net of refunds	$20,831	$9,664	$4,164
Interest paid	$4,187	$2,598	$588

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

1.	Accounting Policies

Organization

James River Group, Inc. (with its subsidiaries, referred to as the Company) is a Delaware-domiciled holding company organized for the purpose of acquiring and managing insurance entities.

The consolidated financial statements include the results of James River Group, Inc. and the following wholly-owned subsidiaries from their respective dates of inception or acquisition, as applicable:

James River Insurance Company (James River Insurance) is an Ohio-domiciled excess and surplus lines insurance company authorized to write business in 48 states and the District of Columbia. James River Management Company, Inc. provides management services to James River Insurance. Potomac Risk Services, Inc. (Potomac) was formed in 2004 to provide surplus lines brokerage services. Potomac had no operating activities in 2006, 2005 or 2004.

Stonewood Insurance Company (Stonewood Insurance) is a North Carolina-domiciled workers’ compensation insurance company licensed in November of 2003 to write insurance primarily for the residential construction industry in North Carolina. Stonewood Insurance will begin writing workers’ compensation coverage in Virginia in early 2007. Stonewood Insurance Management Company, Inc. provides management services to Stonewood Insurance.

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

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

1.	Accounting Policies (continued)

Investments

Fixed maturity securities and equity securities classified as “available-for-sale” are carried at fair value and unrealized gains and losses on such securities, net of deferred taxes, are reported as a separate component of accumulated other comprehensive income (loss). The Company does not have any securities classified as “held-to-maturity” or “trading.”

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

Realized investment gains or losses are determined on a specific identification basis. Interest income is recognized as earned and dividend income is recognized on the ex-dividend date.

The Company evaluates its investments regularly to determine whether there are declines in value that are other-than-temporary. When the Company determines that a security has experienced an other-than-temporary impairment, the impairment loss is recognized as a realized investment loss. The factors that the Company considers in evaluating whether such an other-than-temporary impairment has occurred include (a) the amount and percentage that fair value is below amortized cost or cost; (b) the length of time that fair value has been below amortized cost or cost; and (c) the Company’s intent and ability to hold the security for a sufficient period of time to allow for a recovery in value. For fixed maturity securities, the Company considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade.

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

Premiums Receivable and Agents’ Balances

Premiums receivable and agents’ balances are carried at face value net of any allowance for doubtful accounts, which approximates fair value. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectibility of receivables that are past due. The allowance for doubtful accounts was $1.3 million and $485,000 at December 31, 2006 and December 31, 2005, respectively. Bad debt expense was $1.1 million for 2006, $444,000 for 2005 and $86,000 for 2004. Receivables written off against the allowance for doubtful accounts totaled $265,000 for 2006, $45,000 for 2005 and $0 for 2004. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

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

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represents the estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. The Company does not discount this reserve. The reserve for losses and loss adjustment expenses is estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency.

Management has limited historical loss information available in making loss reserve estimates. The Company utilized two primary actuarial methods to arrive at the loss reserve estimates. The first method utilizes management’s initial expected loss ratio (the ratio of losses and loss adjustment expenses incurred to net earned premiums), expected reporting patterns for losses (based on insurance industry data) and the Company’s actual reported losses and loss adjustment expenses to estimate the reserve. The other primary method estimates the reserve by applying an expected loss ratio to net earned premiums by line of business. Management has generally selected the actuarial method that yields the highest reserve for each line of business as its best estimate. Management believes that the practice of using the higher of the two methods is appropriate since the Company has limited historical experience, the two primary actuarial methods utilize industry data, the losses on the Company’s casualty business often take a number of years to develop and the Company writes difficult classes of business which do not typically meet the risk criteria of standard carriers.

Events of the magnitude of Hurricanes Katrina and Wilma involve complex coverage issues. In estimating the reserve for losses and loss adjustment expenses for Hurricanes Katrina and Wilma, each of which occurred in 2005, management used case reserve estimates based on information obtained from site inspections by the Company’s adjustors and the terms of coverage provided in the policies. Management estimated reserves for incurred but not reported claims for Hurricanes Katrina and Wilma using judgment based on an assessment of our property insurance exposures in the path of the storms and the Company’s progress in settling claims. At December 31, 2006, the aggregate reserve for losses and loss adjustment expenses is the sum of the results from the selected actuarial method for each line of business plus the reserve for losses and loss adjustment expenses associated with Hurricanes Katrina and Wilma that is estimated as described above. Although management believes that the reserve for losses and loss adjustment expenses is reasonable, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not conform to the assumptions inherent in the determination of these reserves. Specifically, the Company’s actual ultimate loss ratio could differ from management’s initial expected loss ratio or the Company’s actual reporting patterns for losses could differ from the expected reporting patterns based on industry data. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in the Company’s financial statements. These estimates are reviewed continually by management and are adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

1.	Accounting Policies (continued)

Reinsurance

Certain premiums and losses are ceded to other insurance companies under various excess of loss and quota-share reinsurance contracts. The Company enters into these reinsurance contracts to limit its exposure to large losses and to provide additional capacity for growth.

Reinsurance premiums, commissions, losses and loss adjustment expenses on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. Other amounts payable to reinsurers or receivable from reinsurers are netted where the right of offset exists.

The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.

Income Taxes

Deferred tax assets and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.

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

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

1.	Accounting Policies (continued)

New Accounting Standards – Stock Based Compensation

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company recognized $986,000 of other operating expenses for share-based compensation and a related tax benefit of $346,000 during 2006. The Company’s income before taxes and net income for 2006 are $986,000 and $640,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for 2006 are $0.04 and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The adoption of Statement 123(R) did not have a material effect on the Company’s statement of cash flows. No prior period financial statements have been restated as a result of the adoption of Statement 123(R).

For purposes of pro forma disclosures required by Statement 123(R), the estimated value of options is amortized to expense over each option’s vesting period. Awards issued prior to May 3, 2005 are excluded from the pro forma disclosure below because the minimum value method was used to determine the value of those awards. For awards issued after May 3, 2005, the fair value method is used. The following table summarizes the effect on net income and earnings per share as if the fair value method had been applied for the year ended December 31, 2005 (in thousands, except per share data):

Net income – as reported	$12,064
Stock-based compensation expense determined using the fair value method, net of tax	(226)
Net income – pro forma	$11,838
Earnings per share – as reported:
Basic	$1.56
Diluted	$0.94
Earnings per share – pro forma:
Basic	$1.52
Diluted	$0.93

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted. The Company is currently evaluating the impact of adopting FIN 48 and does not anticipate that its adoption will have a material impact on the Company’s financial position or results of operations for 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. The Company is currently evaluating the impact of adopting Statement 157 on its financial statements.

2.	Earnings Per Share

	Year ended December 31,
	2006	2005	2004
	(in thousands, except for share data)

Net income - numerator for diluted earnings per share	$34,703	$12,064	$8,755
Dividends in arrears	–	(2,940)	(4,763)
Net income available to common shareholders – numerator for basic earnings per share	$34,703	$9,124	$3,992

Weighted-average common shares outstanding – denominator for basic earnings per share	15,087,258	5,844,904	10
Dilutive potential common shares:
Options	840,566	420,848	44,840
Warrants	92,504	47,576	4,160
Series A Preferred Stock	–	1,043,288	1,700,000
Series B Preferred Stock	–	4,378,740	7,088,160
Preferred stock dividends	–	1,057,887	596,130
Weighted-average common shares and diluted potential common shares outstanding – denominator for diluted earnings per share	16,020,328	12,793,243	9,433,300

Earnings per share:
Basic	$2.30	$1.56	$399,167.20
Diluted	$2.17	$0.94	$0.93

Anti-dilutive securities excluded from diluted earnings per share:
Warrants and options	17,583	35,084	46,470

Common Stock data and per share amounts for all periods reflect the ten-for-one split of the Company’s Common Stock effective August 9, 2005 to shareholders of record on that date.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

3.	Investments

The Company’s investments in available-for-sale securities are summarized as follows:

December 31, 2006	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities:
Corporate	$88,561	$157	$(1,823)	$86,895
U.S. Treasury securities and obligations guaranteed by the U.S. government	23,191	112	(663)	22,640
Obligations of U.S. government corporations and agencies	25,954	12	(398)	25,568
State and municipal	198,627	2,259	(622)	200,264
Mortgage-backed	92,673	356	(1,269)	91,760
Asset-backed	59,226	357	(694)	58,889
Total fixed maturity securities	488,232	3,253	(5,469)	486,016
Equity securities	8,536	182	(15)	8,703
Total investments	$496,768	$3,435	$(5,484)	$494,719

December 31, 2005	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturity securities:
Corporate	$97,807	$15	$(1,923)	$95,899
U.S. Treasury securities and obligations guaranteed by the U.S. government	18,113	58	(542)	17,629
Obligations of U.S. government corporations and agencies	28,755	8	(463)	28,300
State and municipal	99,047	111	(997)	98,161
Mortgage-backed	65,319	–	(895)	64,424
Asset-backed	35,595	4	(500)	35,099
Total fixed maturity securities	344,636	196	(5,320)	339,512
Equity securities	–	–	–	–
Total investments	$344,636	$196	$(5,320)	$339,512

During 2004 and a portion of 2005, the Company had an investment in a bond mutual fund that was classified as an equity security on the consolidated balance sheet.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

3.	Investments (continued)

The amortized cost and fair value of investments in fixed maturity securities at December 31, 2006 are summarized, by contractual maturity, as follows:

	Amortized Cost	Fair Value
	(in thousands)

One year or less	$20,304	$20,155
After one year through five years	85,309	83,458
After five years through ten years	75,069	74,128
After ten years	155,651	157,626
	336,333	335,367
Mortgage-backed	92,673	91,760
Asset-backed	59,226	58,889
Total	$488,232	$486,016

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

The following table shows the Company’s gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2006
	Less Than 12 months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities:
Corporate	$5,192	$(96)	$73,519	$(1,727)	$78,711	$(1,823)
U.S. Treasury securities and obligations guaranteed by the U.S. government	4,145	(52)	13,602	(611)	17,747	(663)
Obligation of U.S. government corporations and agencies	1,629	(6)	21,979	(392)	23,608	(398)
State and municipal	34,803	(146)	31,850	(476)	66,653	(622)
Mortgage-backed	12,421	(108)	48,070	(1,161)	60,491	(1,269)
Asset-backed	14,469	(101)	23,065	(593)	37,534	(694)
Total fixed maturity securities	72,659	(509)	212,085	(4,960)	284,744	(5,469)
Equity securities	2,268	(15)	–	–	2,268	(15)
Total investments	$74,927	$(524)	$212,085	$(4,960)	$287,012	$(5,484)

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

3.	Investments (continued)

	December 31, 2005
	Less Than 12 months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities:
Corporate	$59,385	$(1,001)	$28,416	$(922)	$87,801	$(1,923)
U.S. Treasury securities and obligations guaranteed by the U.S. government	4,786	(98)	9,208	(444)	13,994	(542)
Obligations of U.S. government corporations and agencies	16,852	(224)	9,798	(239)	26,650	(463)
State and municipal	76,896	(863)	4,696	(134)	81,592	(997)
Mortgage-backed	59,142	(778)	3,984	(117)	63,126	(895)
Asset-backed	26,352	(425)	4,787	(75)	31,139	(500)
Total fixed maturity securities	$243,413	$(3,389)	$60,889	$(1,931)	$304,302	$(5,320)

The majority of the unrealized losses on fixed maturity securities are interest rate related. Each of the fixed maturity securities with an unrealized loss at December 31, 2006 has a fair value that is greater than 92% of its amortized cost, and all but three were rated investment grade by Standard & Poor’s or another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade at December 31, 2006 had an aggregate fair value of $1.5 million and an aggregate net unrealized gain of $25,000. As of December 31, 2006, the Company held 366 securities that were in an unrealized loss position with a total fair value of $287.0 million and gross unrealized losses of $5.5 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At December 31, 2006, 96.9% of the Company’s fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management has concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2006 has experienced an other-than-temporary impairment. Management considered its intent and ability to hold securities for a sufficient time to allow for a recovery in value in this determination.

In the fourth quarter of 2005, the Company realized an impairment writedown of $92,000 on one security. Management had concluded that this security had experienced an impairment that was other-than-temporary due primarily to the difficult operational and industry issues facing the issuer, the fact that the security was downgraded from investment grade to below investment grade by two nationally recognized rating agencies during the fourth quarter of 2005 and because there did not appear to be any imminent events or transactions that would cause the value of the security to increase significantly in the foreseeable future.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

3.	Investments (continued)

Major categories of the Company’s net investment income are summarized as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Fixed maturity securities	$18,598	$10,197	$4,057
Equity securities	52	67	42
Cash, cash equivalents and short-term investments	1,865	757	145
Gross investment income	20,515	11,021	4,244
Investment expense	(1,187)	(809)	(618)
Net investment income	$19,328	$10,212	$3,626

The Company’s realized gains and losses on investments are summarized as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Fixed maturity securities:
Gross realized gains	$20	$–	$–
Gross realized losses	(224)	(213)	(69)
	(204)	(213)	(69)
Equity securities:
Gross realized gains	–	–	–
Gross realized losses	–	(37)	–
	–	(37)	–
Short-term investments and cash equivalents:
Gross realized gains	–	–	–
Gross realized losses	–	(2)	(2)
	–	(2)	(2)
Total	$(204)	$(252)	$(71)

The following table summarizes the change in the Company’s gross unrealized gains (losses) by investment type:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Change in gross unrealized gains (losses):
Fixed maturity securities	$2,908	$(4,966)	$142
Equity securities	167	10	(10)
Total	$3,075	$(4,956)	$132

At December 31, 2006 and 2005, investments with a fair value of $9.7 million and $9.0 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

4.	Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs is as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Balance at beginning of year	$13,899	$11,344	$4,109
Policy acquisition costs deferred:
Commissions	25,088	10,767	13,361
Underwriting and other issue expenses	9,978	9,015	6,727
	35,066	19,782	20,088
Amortization of policy acquisition costs	(33,960)	(17,227)	(12,853)
Net change	1,106	2,555	7,235
Balance at end of year	$15,005	$13,899	$11,344

5.	Intangible Insurance Assets

Intangible insurance assets consist of the authority to write insurance on an excess and surplus lines basis in 40 states and the District of Columbia that were acquired during 2003. The intangible assets arise from regulatory approvals granted by the various state insurance departments to write insurance business in the respective states on a non-admitted basis. The insurance authorities, once granted, are routinely renewed at little cost provided that the insurer has complied with rules and regulations. Cash flows related to the regulatory approvals to transact insurance business are expected to continue indefinitely and management has concluded that these intangible assets have an indefinite life. Accordingly, no impairment write down has been recognized on these assets.

6.	Property and Equipment, Net

Property and equipment consists of the following:

	Year ended December 31,
	2006	2005
	(in thousands)

Electronic data processing hardware and software	$4,227	$3,908
Furniture and equipment	903	781
Property and equipment, at cost	5,130	4,689
Accumulated depreciation	(2,889)	(1,948)
Property and equipment, net	$2,241	$2,741

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

7.	Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheet.

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of year	$115,979	$47,043	$3,183
Add: Incurred losses and loss adjustment expenses net of reinsurance
Current year	135,418	84,122	47,744
Prior years	(7,881)	(4,908)	(156)
Total incurred losses and loss and adjustment expenses	127,537	79,214	47,588
Deduct: Loss and loss adjustment expense payments net of reinsurance
Current year	11,499	2,943	3,402
Prior years	22,218	7,335	326
Total loss and loss adjustment expense payments	33,717	10,278	3,728
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of year	209,799	115,979	47,043
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of year	90,495	110,514	15,200
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of year	$300,294	$226,493	$62,243

The foregoing reconciliation shows that a $7.9 million redundancy developed in 2006 on the reserve for losses and loss adjustment expenses held at December 31, 2005. This favorable reserve development included $7.7 million of favorable development in the Excess and Surplus Insurance segment and $235,000 of favorable development on direct business written in the Workers’ Compensation Insurance segment. The Excess and Surplus Insurance segment favorable development included $3.7 million of favorable development on casualty lines for the 2004 accident year and $4.2 million of favorable development on casualty lines for the 2005 accident year partially offset by $780,000 of adverse development on property lines for the 2005 accident year primarily related to the 2005 hurricanes.

The foregoing reconciliation shows that a $4.9 million redundancy developed in 2005 on the reserve for losses and loss adjustment expenses held at December 31, 2004. This favorable reserve development consisted of $5.4 million of favorable development in the Excess and Surplus Insurance segment offset by $525,000 of adverse development in the Workers’ Compensation Insurance segment. The Excess and Surplus Insurance segment favorable development included $2.5 million of favorable development on casualty lines for the 2004 accident year, $2.4 million of favorable development on property lines for the 2004 accident year and $593,000 of favorable development on casualty lines for the 2003 accident year. The Workers’ Compensation Insurance segment reserve development consisted of $696,000 of adverse development related to the Company’s share of the North Carolina involuntary workers’ compensation pool’s 2004 accident year results offset by $171,000 of favorable development on the direct business written by the Workers’ Compensation Insurance segment for the 2004 accident year.

The foregoing reconciliation also shows that a $156,000 redundancy developed in 2004 on the reserve for losses and loss adjustment expenses held at December 31, 2003.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

7.	Reserve for Losses and Loss Adjustment Expenses (continued)

The Company has not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, the Company does not believe it is exposed to any environmental liability claims other than those which it has specifically underwritten and priced as an environmental exposure. Any asbestos or environmental exposure on policies issued by Fidelity Excess and Surplus Insurance Company (Fidelity) prior to July 1, 2003 is subject to the Reinsurance Agreement and the Trust Agreement (see Note 8).

8.	Reinsurance

The Company’s insurance subsidiaries remain liable to its policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of an irrevocable and unconditional letter of credit. At December 31, 2006, the Company had reinsurance recoverables on unpaid losses of $90.5 million and reinsurance recoverables on paid losses of $7.0 million. All but $1.1 million of our reinsurance recoverables at December 31, 2006 are from companies with A.M. Best ratings of “A-” (Excellent) or better or are collateralized with letters of credit or by the Trust Agreement with American Empire Surplus Lines Insurance Company (American Empire), including $1.0 million from a single reinsurer that is no longer writing new insurance business. At December 31, 2006, reinsurance recoverables on paid and unpaid losses from three reinsurers were $18.7 million, $12.2 million and $8.2 million, representing approximately 40.0% of the total balance. Reinsurance recoverables from American Empire totaled $3.4 million, representing approximately 3.5% of the total balance of reinsurance recoverables outstanding at December 31, 2006.

At December 31, 2006, prepaid reinsurance premiums to three reinsurers totaled $8.5 million, $6.7 million and $4.9 million, representing approximately 63.7% of the total balance.

The Company entered into a quota share reinsurance contract effective January 1, 2005 that transferred a portion of the risk related to certain property/casualty insurance business written by James River Insurance in 2005 to reinsurers in exchange for a portion of the direct written premiums on that business. Transferring risk to the reinsurers also reduced the amount of capital required to support the insurance operations of James River Insurance. Under this quota share reinsurance contract, the Company received a ceding commission equal to 25% of ceded earned premium and paid a reinsurance margin equal to 4.5% of ceded earned premium. The reinsurers do not receive a margin when they are in a loss position on the contract. The ceding commission can not be reduced, but under certain circumstances, based on underwriting results, the Company is entitled to an additional profit contingent commission up to an amount equal to all of the reinsurers’ profits above the margin. The Company did not earn an additional profit contingent commission in 2005 or 2006 based on the underwriting results on business ceded under the treaty. The Company maintains a funds held account which is credited interest at a rate of 3.75% annually. The funds held account is shown as a liability on the accompanying consolidated balance sheets, and at December 31, 2006 and 2005, the balance of the account was $15.6 million and $22.0 million, respectively. The funds held account balance represents the excess of ceded earned premium and interest credited over ceded paid losses and loss adjustment expenses, the Company’s ceding commission and the reinsurers’ margin. Assets supporting the funds held liability are not segregated or restricted. The contract has a loss ratio cap of 115%, which means that the Company can not cede any losses in excess of 115% of ceded earned premiums to the reinsurers. For 2005, ceded earned premiums related to this quota share reinsurance treaty were $40.0 million, ceded losses and loss adjustment expenses were $36.5 million, reinsurance ceding commissions were $9.7 million and the reinsurers’ margin was $0. For the year ended December 31, 2006, the impact of this quota share reinsurance treaty was to reduce pre-tax income by $234,000. This quota share reinsurance treaty was not renewed for 2006.

On June 30, 2003, the Company acquired all of the outstanding stock of Fidelity (renamed James River Insurance Company). Fidelity had certain insurance liabilities that were ceded to its parent, American Empire, under a reinsurance agreement (the Reinsurance Agreement). On June 30, 2003, immediately prior to the closing, the Reinsurance Agreement was amended such that Fidelity ceded all of its liabilities resulting from direct and assumed business written through June 30, 2003 to American Empire. The Reinsurance Agreement, as amended, is secured by a trust agreement between Fidelity and American

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

8.	Reinsurance (continued)

Empire (the Trust Agreement) and an irrevocable and unconditional guarantee by Great American Insurance Company, an affiliate of American Empire. At December 31, 2006, the fair value of assets in the trust of $4.2 million exceeded the $3.4 million of reinsurance recoverables from American Empire.

Reinsurance activity is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Direct earned premiums	$278,523	$200,745	$93,658
Add: Assumed earned premiums	3,325	2,798	–
Less: Ceded earned premiums	(63,902)	(86,043)	(17,895)
Net earned premiums	$217,946	$117,500	$75,763

Direct losses and loss adjustment expenses incurred	$153,969	$201,962	$53,628
Add: Assumed losses and loss adjustment expenses incurred	3,465	2,663	–
Less: Ceded losses and loss adjustment expenses incurred	(29,897)	(125,411)	(6,040)
Net incurred losses and loss adjustment expenses incurred	$127,537	$79,214	$47,588

Assumed earned premiums as a percentage of net earned premiums were 1.5%, 2.4% and 0.0% for the years ended December 31, 2006, 2005 and 2004, respectively. Assumed written premiums were $3.6 million, $4.4 million and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

9.	Senior Debt

On May 26, 2004, James River Group, Inc. issued $15.0 million of unsecured, floating rate senior debentures (the Senior Debt), due April 29, 2034 unless accelerated earlier, through an indenture. The Senior Debt is not redeemable by the holder and is not subject to sinking fund requirements. Net proceeds to the Company totaled $14.5 million and were used to provide capital to the Company’s insurance subsidiaries and additional working capital to the Company. Interest accrues quarterly and is payable in arrears at a per annum rate of the three-month LIBOR on the Determination Date (as defined in the indenture) plus 3.85%.

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

The Company is in compliance with all covenants in the indenture at December 31, 2006.

Interest payable is included in accrued expenses on the accompanying consolidated balance sheets.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

10.	Junior Subordinated Debt

James River Group, Inc. arranged for the sale of trust preferred securities (Trust Preferred Securities) through James River Capital Trust I, James River Capital Trust II and James River Capital Trust III (each, a Trust; collectively, the Trusts), Delaware statutory trusts sponsored and wholly-owned by the Company. Each Trust was created solely for the purpose of issuing the Trust Preferred Securities. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, the Trusts have not been consolidated with the Company in these financial statements.

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

The following table summarizes the nature and terms of the Junior Subordinated Debt and Trust Preferred Securities:

	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III
	($ in thousands)

Issue date	May 26, 2004	December 15, 2004	June 15, 2006
Principal amount of Trust Preferred Securities	$7,000	$15,000	$20,000
Principal amount of Junior Subordinated Debt	$7,217	$15,464	$20,619
Maturity date of Junior Subordinated Debt, unless accelerated earlier	May 24, 2034	December 15, 2034	June 15, 2036
Trust common stock	$217	$464	$619
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%	Three-Month LIBOR plus 3.0%
Redeemable at 100% of principal amount at option of Company on or after	May 24, 2009	December 15, 2009	June 15, 2011

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

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

10.	Junior Subordinated Debt (continued)

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

The Company has provided a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities.

The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2006.

Interest payable is included in accrued expenses on the accompanying consolidated balance sheets.

11.	Capital Stock

Common Stock

On May 3, 2005, the Company filed a registration statement on Form S-1 with the Securities Exchange Commission for the purpose of making an initial public offering of Common Stock. The Company’s registration statement was declared effective on August 8, 2005. On August 9, 2005, the Company increased the number of authorized shares of Common Stock from 2,000,000 to 100,000,000 and affected a ten-for-one split of the Company’s Common Stock to shareholders of record on that date. All Common Stock share and per share amounts have been restated to give retroactive effect to the stock split. Immediately prior to the closing of the initial public offering on August 12, 2005, all 85,000 shares of the Company’s outstanding Series A Convertible Preferred Stock (Series A Preferred Stock) and all 713,500 shares of the Company’s Series B Convertible Preferred Stock (Series B Preferred Stock), including shares representing accrued but unpaid dividends, were converted into 9,956,413 shares of Common Stock. Gross proceeds from the sale of 4,444,000 shares of Common Stock, at an initial public offering price per share of $18.00, totaled $80.0 million. Costs associated with the initial public offering included $5.6 million of underwriting costs and $995,000 of other issuance costs.

On August 26, 2005, the underwriters of the initial public offering exercised their over-allotment option in which an additional 666,600 shares of Common Stock were issued at the $18.00 initial public offering price per share. Gross proceeds from this transaction were $12.0 million and underwriting costs were $840,000.

The Company did not pay any dividends to common stockholders in 2006, 2005 or 2004.

The following table summarizes the number of shares of Common Stock issuable and reserved for future issuance at December 31, 2006:

Issuable Shares

Upon exercise of options	2,138,687
Upon exercise of warrants	149,625
Total	2,288,312

Convertible Preferred Stock

On August 9, 2005, the Company set the number of authorized shares of preferred stock (Preferred Stock) at 5,000,000.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

11.	Capital Stock (continued)

Convertible Preferred Stock (continued)

Series A and Series B Convertible Preferred Stock

On May 5, 2004, the Company increased the number of shares designated as Series B Preferred Stock from 700,000 to 713,500 and extended its Series B Preferred Stock offering. In connection with this offering, the Company issued 13,500 Series B Preferred Stock shares. Gross proceeds from the transaction totaled $1.3 million.

The holders of Series A Preferred Stock and Series B Preferred Stock were entitled to cumulative, non-compounding dividends at the rate of 6.0% per annum (as a percentage of the Preferred Stock purchase price). Prior to our initial public offering, no preferred dividends had been declared. Immediately prior to the closing of the Company’s initial public offering on August 12, 2005, all of the Company’s outstanding Preferred Stock including shares representing accrued but unpaid dividends was converted into 9,956,413 shares of Common Stock. The conversion of the Preferred Stock dividends had the effect of decreasing retained earnings by $9.9 million, increasing Common Stock by $11,000 and increasing additional paid-in capital by $9.9 million.

12.	Stock Options and Warrants

The Company’s shareholders have approved two incentive compensation plans, the 2003 Incentive Plan and the 2005 Incentive Plan (the Plans). Effective March 23, 2006, the Board of Directors determined not to grant future stock-based awards under the 2003 Incentive Plan, for which options were previously granted to directors and key employees. Under the 2005 Incentive Plan, key employees, directors and third party service providers (generally, consultants, agents, advisors or independent contractors not involved in marketing or selling the Company’s securities) are eligible to receive share awards, subject to individual, annual and aggregate award limits, in the form of options, share appreciation rights, restricted share awards or units, performance shares or units and other share-based awards as well as cash-based awards. To date, the only share-based awards granted have been options to directors and key employees. All share-based equity awards under the Plans are issued at the discretion of the Compensation Committee of the Company’s Board of Directors. All options awarded to date vest over a four year period commencing from the date of grant and are exercisable for ten years from the date of the grant. All options issued pursuant to the 2005 Incentive Plan will vest immediately in the event of a change in control of the Company as defined in the plan. As of December 31, 2006 the maximum number of shares available for issuance under the 2005 Incentive Plan is 1,184,013.

A summary of option activity under the Plans as of and for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except for share data)

Outstanding, beginning of year	2,128,359	$11.79
Granted	57,583	$25.89
Exercised	(47,255)	$10.00
Forfeited	–	–
Outstanding, end of period	2,138,687	$12.21	7.1 years	$43,003
Vested or expected to vest, end of period	2,115,709	$12.14	7.1 years	$42,702
Exercisable, end of period	1,220,361	$10.81	6.8 years	$26,255

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

12.	Stock Options and Warrants (continued)

Reserved shares are issued to satisfy stock option exercises. As of December 31, 2006, there were $2.9 million of estimated unrecognized compensation costs related to non-vested option awards expected to be charged to earnings over a weighted-average period of 2.8 years.

For the year ended December 31, 2006, the Company received cash from stock option exercises of $474,000 and the related income tax benefit totaled $75,000. The intrinsic value (the difference between the fair value of the options at exercise and the strike price) of options exercised during the year ended December 31, 2006 totaled $820,000.

For the year ended December 31, 2005, the Company received cash from stock option exercises of $30,000 and the related income tax benefit totaled $2,000. The intrinsic value of options exercised during the year ended December 31, 2005 totaled $8,000.

The following table summarizes certain stock option information by exercise price at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$10.00 - $12.50	1,631,625	6.6 years	$10.07	1,107,992	$10.05
$18.00	414,395	8.6 years	$18.00	103,598	$18.00
$21.00 - $28.08	92,667	9.1 years	$24.04	8,771	$21.00
	2,138,687	7.1 years	$12.21	1,220,361	$10.81

The value of options granted was estimated at the date of the grant using the Black-Scholes-Merton option pricing model for grants issued after May 3, 2005 and the Minimum Value option pricing model for grants prior to that date, with the following assumptions:

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.75% - 5.03%	4.08% - 4.34%	3.23% - 3.93%
Dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	35.00%	35.00%	0.00%
Weighted-average expected life	7 years	7 years	7 years

The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The Minimum Value option pricing model used for grants issued prior to May 3, 2005 does not consider expected stock price volatility in valuing options granted.

The Black-Scholes-Merton option pricing model used for grants subsequent to May 3, 2005 considers expected stock price volatility in valuing options granted. Because the Company became publicly traded in August 2005, there is not sufficient historical stock price information available on the Company to estimate stock price volatility. As a result, the Company utilized stock price volatility data for similar property/casualty companies in the period after their initial public stock offerings as the basis for determining the expected stock price volatility to use in valuing the Company’s 2006 and 2005 stock option grants. The expected term is based on the midpoint between the vesting period and the contractual term of the award. The risk-free interest rate assumption is based on the seven-year U.S. Treasury rate at the date of the grant. The

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

12.	Stock Options and Warrants (continued)

dividend yield assumption is based upon the fact that no dividends were expected to be declared over the life of the options at the time that the options were granted.

The weighted-average value of options issued in 2006, 2005 and 2004 determined as described above was $12.01, $8.31, and $2.21, respectively.

As part of the extended Series B Preferred Stock offering in 2003, the Company issued 8,550 Series B Units. Each Series B Unit consists of one Series B preferred share and one Warrant for the purchase of 17.5 shares of Common Stock at an exercise price of $10.00 per share of Common Stock, subject to adjustment. There is no vesting period associated with the exercise of the Warrants, and the Warrants expire on October 31, 2013.

James River Group, Inc. has an employment agreement with its President and Chief Executive Officer. Under the terms of the agreement, as amended, the President will be granted, in certain circumstances, options for the purchase of Common Stock equal to 5.0% of the total number of shares of Common Stock or securities convertible into Common Stock offered by the Company in equity financing transactions, until such time that the Company has raised an aggregate of $250.0 million in equity. The exercise price per share of any such option grant will be equal to the fair market value of the Company’s Common Stock on the closing of the financing transaction.

13.	Income Taxes

The Company files a consolidated federal income tax return with all of the subsidiaries consolidated in these financial statements. At December 31, 2003, the Company had net operating loss carryforwards of $4.7 million. These net operating loss carryforwards were used to offset taxable income during the year ended December 31, 2004.

The Company’s effective income tax rate on pre-tax income differs from the prevailing corporate federal income tax rate and is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Income tax expense at federal rate of 35%	$17,817	$6,043	$3,637
Change in deferred tax valuation allowance	–	-	(1,899)
Tax-exempt income	(1,718)	(731)	(98)
Other	104	(110)	(4)
Total	$16,203	$5,202	$1,636

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

13.	Income Taxes (continued)

The significant components of the net deferred tax asset at the current prevailing tax rate are summarized as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Reserve for losses and loss adjustment expenses	$9,468	$5,197
Unearned premiums	7,658	6,699
Net unrealized losses	717	1,794
Other	1,961	594
Total deferred tax assets	19,804	14,284

Deferred tax liabilities:
Deferred policy acquisition costs	5,252	4,865
Property and equipment	460	564
Other	1,076	856
Total deferred tax liabilities	6,788	6,285
Net deferred tax assets	$13,016	$7,999

Management periodically reviews the need for a valuation allowance related to its deferred tax assets. Prior to 2004, management had established a tax valuation allowance equal to the total deferred tax assets net of existing deferred tax liabilities and current income tax expense. During 2004, management concluded that it was more likely than not that the Company would realize its entire deferred tax asset. Management based this conclusion primarily on the fact that the Company had generated taxable income on an inception-to-date basis sufficient to exhaust all of the Company’s net operating loss carryforwards created in its start-up phase. No valuation allowance was established against the Company’s deferred tax assets thereafter.

The components of the changes in the deferred tax valuation allowance were recorded as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Change recorded in operations	$–	$-	$(1,899)
Change recorded in stockholders’ equity:
Net unrealized losses	–	-	(105)
Total change in the deferred tax valuation allowance	$–	$-	$(2,004)

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

14.	Other Operating Expenses

Other operating expenses consist of the following:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Amortization of policy acquisition costs	$33,960	$17,227	$12,853
Other underwriting expenses of the insurance segments	16,750	10,040	6,958
Other operating expenses of the Corporate and Other segment	3,845	1,179	879
Total	$54,555	$28,446	$20,690

15.	Employee Benefits

The Company offers savings plans (the Savings Plans), which qualify under Section 401(k) of the Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company matches employee contributions at the rate of 100% up to a maximum contribution of 6% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2006, 2005 and 2004, the Company’s expense associated with the Savings Plans totaled $671,000, $540,000 and $386,000, respectively.

16.	Related Party Transactions

In January 2003, the Company entered into a consulting agreement with its Chairman of the Board of Directors. Pursuant to this agreement, the Chairman received an annual fee of $60,000 in exchange for services in his capacity as Chairman of the Board of Directors and other services. In August 2005, this consulting agreement was terminated. Immediately following the initial public offering, the Company entered into a new consulting agreement whereby the Chairman receives an annual fee of $40,000 for his consulting services. This agreement may be terminated by either party with 90 days written notice. Expenses related to this agreement totaled $40,000, $52,000 and $60,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

As part of its 2003 Series B Preferred Stock offerings, the Company loaned a total of $2.6 million to employees and directors to purchase shares in the respective transactions. The notes have an annual interest rate of 4.5% and are reported in the accompanying consolidated balance sheets as a reduction in stockholders’ equity. In April 2005, all $2.0 million of the outstanding loans extended to directors and executive officers were repaid in full. An additional $10,000 was repaid during the third quarter of 2005, leaving $535,000 of loans outstanding. Interest on the notes for the years ended December 31, 2006, 2005 and 2004 totaled $24,000, $52,000 and $117,000, respectively, and is recorded as other income in the accompanying income statements.

Beginning in 2003, the Company contracted with two investment advisory firms to manage the Company’s investment portfolio. A member of the Company’s Board of Directors is a partner of one of these firms. For the years ended December 31, 2006, 2005 and 2004, the Company incurred expenses of $153,000, $89,000 and $44,000, respectively, with that firm. Fees charged under the agreement are comparable to fees charged by the Company’s other investment advisory service provider.

A member of the Company’s Board of Directors is also a director of a broker that produced $21.6 million (7.3%) of the Company’s direct written premiums in 2006 and $15.7 million (6.6%) of the Company’s direct written premiums in 2005. This broker did not produce any of the Company’s direct written premiums in 2004. Commissions paid to this broker for the years ended December 31, 2006 and 2005 were under the same terms and at comparable commission rates as the Company’s other brokers.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

17.	Commitments and Contingent Liabilities

The Company leases certain office space under operating leases that expire at various times and are subject to renewal options at market rates prevailing at the time of renewal. Rental expense for such leases was $812,000, $650,000 and $514,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, future minimum payments under non-cancelable operating leases are as follows (in thousands):

2007	$935
2008	749
2009	389
2010	268
2011	205
Thereafter	137
$2,683

The Company has subleased certain office space through 2008, and amounts to be received under this sublease are $150,000.

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position or results of operations.

18.	Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Unrealized gains (losses) arising during the period, before taxes	$2,871	$(5,208)	$61
Income taxes	(1,004)	1,823	(21)
Change in deferred tax valuation allowance	–	–	105
Unrealized gains (losses) arising during the period, net of taxes	1,867	(3,385)	145
Less reclassification adjustment:
Net losses realized in net income	(204)	(252)	(71)
Income taxes	72	89	25
Reclassification adjustment for losses realized in net income	(132)	(163)	(46)
Other comprehensive income (loss)	$1,999	$(3,222)	$191

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

19.	Segment Information

The Company has three reportable segments, each of which is a separately managed business unit. The “Excess and Surplus Insurance” segment primarily offers commercial excess and surplus lines liability and property insurance products. The “Workers’ Compensation Insurance” segment offers workers’ compensation insurance coverages. The “Corporate and Other” segment consists of certain management and treasury activities of James River Group, Inc. and interest expense associated with the Company’s Senior Debt and Junior Subordinated Debt. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
	(in thousands)
Year ended December 31, 2006
Direct written premiums	$249,089	$44,710	$–	$293,799
Net earned premiums	176,776	41,170	–	217,946
Segment revenues	191,804	44,226	1,262	237,292
Net investment income	15,232	3,005	1,091	19,328
Interest expense	–	–	4,294	4,294
Underwriting profit	37,161	2,538	–	39,699
Segment assets	625,047	98,990	17,684	741,721

Year ended December 31, 2005
Direct written premiums	$207,396	$29,221	$-	$236,617
Net earned premiums	91,427	26,073	-	117,500
Segment revenues	99,263	27,546	784	127,593
Net investment income	7,877	1,532	803	10,212
Interest expense	-	-	2,667	2,667
Underwriting profit	10,199	820	-	11,019
Segment assets	493,756	67,560	35,728	597,044

Year ended December 31, 2004
Direct written premiums	$133,354	$9,185	$-	$142,539
Net earned premiums	70,530	5,233	-	75,763
Segment revenues	73,339	5,864	259	79,462
Net investment income	2,873	620	133	3,626
Interest expense	-	-	793	793
Underwriting profit (loss)	10,980	(2,616)	-	8,364
Segment assets	213,904	30,010	23,034	266,948

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

19.	Segment Information (continued)

The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to consolidated income before taxes:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Insurance	$37,161	$10,199	$10,980
Workers’ Compensation Insurance	2,538	820	(2,616)
Total underwriting profit (loss) of insurance segments	39,699	11,019	8,364
Net investment income	19,328	10,212	3,626
Net realized investment losses	(204)	(252)	(71)
Other income	222	133	144
Other operating expenses of the Corporate and Other segment	(3,845)	(1,179)	(879)
Interest expense	(4,294)	(2,667)	(793)
Consolidated income before taxes	$50,906	$17,266	$10,391

The Company has 14 underwriting divisions, 13 of which are in the Excess and Surplus Insurance segment and one of which is in the Workers’ Compensation Insurance segment. Each underwriting division focuses on a specific industry group or coverage. Gross written premiums by underwriting division are presented below:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Manufacturers and Contractors	$49,835	$37,620	$21,552
Excess Casualty	40,102	30,908	21,565
Allied Health	31,644	29,535	25,682
General Casualty	30,276	30,001	22,456
Professional Liability	25,746	22,878	16,838
Energy	19,436	12,221	5,651
Excess Property	15,421	20,118	6,456
Primary Property	10,889	12,421	10,375
Healthcare	6,643	5,107	1,570
Life Sciences	6,556	2,295	–
Environmental	5,107	4,113	1,209
Sports and Entertainment	4,678	–	–
Small Business	2,756	179	–
Total Excess and Surplus Insurance	249,089	207,396	133,354
Workers’ Compensation Insurance	48,280	33,621	9,185
Total	$297,369	$241,017	$142,539

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

19.	Segment Information (continued)

The Company does business with one broker, CRC Insurance Services, Inc., that generated $50.1 million of direct written premiums for the Excess and Surplus Insurance segment, representing 17.1% of consolidated direct written premiums and 20.1% of the Excess and Surplus Insurance segment’s direct written premiums for the year ended December 31, 2006. The Company has agency contracts with various branches within the aforementioned broker. While the loss of this broker in the aggregate could have a material adverse effect on the Company and the Excess and Surplus Insurance segment, the Company does not believe that the loss of a single branch would have a material adverse effect on the Company or the Excess and Surplus Insurance segment. No other broker generated 10.0% or more of the direct written premiums for the Excess and Surplus Insurance segment for the year ended December 31, 2006.

Approximately $5.0 million, or 11.3%, of the Workers’ Compensation Insurance segment’s direct written premiums for the year ended December 31, 2006 were generated by one agency, SIA Group, Inc. The loss of this agency could have a material adverse effect on the Workers’ Compensation Insurance segment. No other agency generated 10.0% or more of the direct written premiums for the Workers’ Compensation Insurance segment for the year ended December 31, 2006.

20.	Fair Value

The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$486,016	$486,016	$339,512	$339,512
Equity securities	8,703	8,703	–	–
Cash and cash equivalents	40,319	40,319	41,029	41,029
Liabilities
Senior debt	15,000	15,000	15,000	15,000
Junior subordinated debt	43,300	43,300	22,681	22,681

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

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

21.	Statutory Matters and Dividend Restrictions

State insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities (SAP) for the Company’s insurance subsidiaries differ from United States generally accepted accounting principles (GAAP). The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) the classification and carrying amounts of investments in certain securities are different under SAP and GAAP and (d) the criteria for providing asset valuation allowances and the methodologies used to determine the amount thereof are different under SAP and GAAP. Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the insurance subsidiaries as of December 31, 2006, 2005 and 2004 and for the years then ended are summarized as follows:

	2006	2005	2004
	(in thousands)

Statutory net income (loss)	$33,817	$7,729	$(1,544)
Statutory capital and surplus	228,483	157,133	79,378
Minimum required statutory capital and surplus	7,250	7,250	7,250

The insurance statutes of the insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually to the Company without first obtaining regulatory approval. Generally, the limitations are based on statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to the Company from its insurance subsidiaries during 2007 without regulatory approval is $32.7 million.

However, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.

Risk-Based Capital (RBC) requirements promulgated by the National Association of Insurance Commissioners require property-casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2006, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 2006, 2005, and 2004

22.	Subsequent Events

On February 13, 2007, the Company’s Board of Directors declared a cash dividend of $0.15 per share of Common Stock payable on March 30, 2007 to shareholders of record as of March 15, 2007.

23.	Unaudited Selected Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations:

	2006 Quarter				2006
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)

Net earned premiums	$48,089	$52,602	$57,446	$59,809	$217,946
Net investment income	3,993	4,506	5,191	5,638	19,328
Net realized investment losses	(35)	(49)	(64)	(56)	(204)
Total revenues	52,089	57,105	62,640	65,458	237,292
Net income	6,829	8,551	9,262	10,061	34,703
Earnings per share:
Basic	$0.45	$0.57	$0.61	$0.67	$2.30
Diluted	$0.43	$0.53	$0.58	$0.62	$2.17

	2005 Quarter				2005
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)

Net earned premiums	$24,832	$31,074	$23,455	$38,139	$117,500
Net investment income	1,745	2,017	2,686	3,764	10,212
Net realized investment losses	(25)	(73)	(13)	(141)	(252)
Total revenues	26,597	33,049	26,156	41,791	127,593
Net income (loss)	4,606	4,685	(9,481)	12,254	12,064
Earnings (loss) per share:
Basic	$342,485.20	$349,033.70	$(1.24)	$0.81	$1.56
Diluted	$0.46	$0.46	$(1.24)	$0.78	$0.94

Net income (loss) for the third quarter of 2005 reflected $17.5 million of after-tax losses from Hurricanes Katrina and Rita.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

SCHEDULE I

Summary of Investments – Other than Investments in Related Parties

Type of Investment	Cost	Value	Amount at Which Shown in Balance Sheet
	(in thousands)
Fixed Maturity Securities:
Bonds:
U.S. government and obligations guaranteed by the U.S. government	$129,076	$127,548	$127,548
Obligations of U.S government corporations and agencies	25,954	25,568	25,568
States, municipals and political subdivisions	198,627	200,264	200,264
Public utilities	17,951	17,542	17,542
All other corporate bonds	116,624	115,094	115,094
Total fixed maturity securities	488,232	486,016	486,016
Equity Securities:
Industrial, miscellaneous and all other	8,536	8,703	8,703
Total investments	$496,768	$494,719	$494,719

JAMES RIVER GROUP, INC.

SCHEDULE II

Condensed Financial Information of Registrant

Parent Company Balance Sheets

	December 31,
	2006	2005
	(in thousands)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost: 2006 – $10,745; 2005 - $28,808)	$10,532	$28,515
Cash and cash equivalents	3,728	3,752
Accrued investment income	150	304
Investments in consolidated subsidiaries, equity method	258,167	179,901
Property and equipment, net	754	993
Deferred tax assets	372	14
Other assets	2,304	2,150
Total assets	$276,007	$215,629

Liabilities and Stockholders’ Equity
Accrued expenses	$2,511	$917
Senior debt	15,000	15,000
Junior subordinated debt	43,300	22,681
Other liabilities	804	876
Total liabilities	61,615	39,474
Commitments and contingent liabilities
Stockholders’ equity	214,392	176,155
Total liabilities and stockholders’ equity	$276,007	$215,629

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant

Parent Company Statements of Operations

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Revenues
Management fee income from consolidated subsidiaries	$5,161	$3,118	$2,840
Net investment income	1,120	803	133
Realized investment losses	(99)	(119)	-
Other income	170	100	127
Total revenues	6,352	3,902	3,100

Expenses
Other operating expenses	9,005	4,297	3,720
Interest expense	4,294	2,667	793
Total expenses	13,299	6,964	4,513
Loss before taxes and equity in undistributed earnings of consolidated subsidiaries	(6,947)	(3,062)	(1,413)

Federal income tax benefit	2,331	1,092	553
Equity in undistributed earnings of consolidated subsidiaries	39,319	14,034	9,615

Net income	$34,703	$12,064	$8,755

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant

Parent Company Statements of Cash Flow

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities
Net income	$34,703	$12,064	$8,755
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(35,923)	(13,976)	(8,661)
Net cash (used in) provided by operating activities	(1,220)	(1,912)	94

Investing activities
Capital contributions to consolidated subsidiaries (less $15,819 non-cash securities transferred to subsidiaries in 2006)	(21,181)	(71,500)	(18,100)
Securities available-for-sale:
Purchases – fixed maturity securities	(1,392)	(25,186)	(16,935)
Purchases – equity securities	–	(1,000)	(2,300)
Sales – fixed maturity securities	–	500	–
Sales – equity securities	–	3,263	–
Maturities and calls – fixed maturity securities	3,362	12,559	–
Purchases of property and equipment	(102)	(12)	(315)
Net cash used in investing activities	(19,313)	(81,376)	(37,650)

Financing activities
Proceeds from issuance of Common Stock	474	92,021	–
Excess tax benefits from stock option exercises	75	–	–
Proceeds from issuance of Series B Preferred Stock	–	–	1,350
Issuance of senior debt	–	–	15,000
Issuance of junior subordinated debt	20,000	–	22,000
Issuance costs	(40)	(7,435)	(1,049)
Repayment of notes receivable from officers and directors	–	2,030	–
Net cash provided by financing activities	20,509	86,616	37,301

Change in cash and cash equivalents	(24)	3,328	(255)
Cash and cash equivalents at beginning of year	3,752	424	679
Cash and cash equivalents at end of year	$3,728	$3,752	$424

See accompanying notes.

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant

Parent Company Notes to Condensed Financial Statements

Years Ended December 31, 2006, 2005 and 2004

1.	Accounting Policies

Organization

James River Group, Inc. (the Company) is a Delaware-domiciled holding company organized for the purpose of acquiring and managing insurance entities.

Basis of Presentation

The accompanying condensed financial statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

Estimates and Assumptions

Preparation of the condensed financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

2.	Senior Debt

On May 26, 2004, the Company issued $15.0 million of unsecured, floating rate senior debentures due April 29, 2034 unless accelerated earlier, through an indenture. See Note 9 to the consolidated financial statements of James River Group, Inc. and Subsidiaries for a description of these senior debentures.

3.	Junior Subordinated Debt

The Company arranged for the sale of trust preferred securities (Trust Preferred Securities) through James River Capital Trust I, James River Capital Trust II and James River Capital Trust III (each, a Trust; collectively, the Trusts), Delaware statutory trusts sponsored and wholly-owned by the Company. Each Trust used proceeds from the sale of its Trust Preferred Securities to purchase the Company’s floating rate junior subordinated debentures issued to the Trust under an indenture. See Note 10 to the consolidated financial statements of James River Group, Inc. and Subsidiaries for a description of these junior subordinated debentures.

4.	Commitments and Contingent Liabilities

The Company leases certain office space under operating leases that expire in 2008 and 2010 and are subject to renewal options at market rates prevailing at the time of renewal. Rental expense for such leases was $214,000, $69,000 and $68,000 for the years ended December 31, 2006 and 2005 and 2004, respectively. As of December 31, 2006, future minimum payments under these non-cancelable operating leases are as follows (in thousands):

JAMES RIVER GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant

Parent Company Notes to Condensed Financial Statements

Years Ended December 31, 2006, 2005 and 2004

4.	Commitments and Contingent Liabilities (continued)

2007	$250
2008	257
2009	183
2010	62
$752

The Company has subleased certain office space through 2008, and amounts to be received under this sublease are $150,000.

	JAMES RIVER GROUP, INC. AND SUBSIDIARIES
	Schedule III
	Supplementary Insurance Information

	(in thousands)

	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written

Year ended December 31, 2006
Excess and Surplus Insurance	$13,600	$265,281	$121,873	$176,776	$15,232	$99,475	$28,458	$11,682	$184,689
Workers’ Compensation Insurance	1,405	35,013	9,413	41,170	3,005	28,062	5,502	5,068	43,074
Corporate and Other	–	–	–	–	1,091	–	–	–	–
Total	$15,005	$300,294	$131,286	$217,946	$19,328	$127,537	$33,960	$16,750	$227,763

Year ended December 31, 2005
Excess and Surplus Insurance	$13,092	$209,577	$108,869	$91,427	$7,877	$62,868	$13,835	$4,525	$111,074
Workers’ Compensation Insurance	807	16,916	6,896	26,073	1,532	16,346	3,392	5,515	29,516
Corporate and Other	-	-	-	-	803	-	-	-	-
Total	$13,899	$226,493	$115,765	$117,500	$10,212	$79,214	$17,227	$10,040	$140,590

Year ended December 31, 2004
Excess and Surplus Insurance	$10,821	$59,070	$75,316	$70,530	$2,873	$43,740	$12,030	$3,780	$112,427
Workers’ Compensation Insurance	523	3,173	2,974	5,233	620	3,848	823	3,178	7,751
Corporate and Other	-	-	-	-	133	-	-	-	-
Total	$11,344	$62,243	$78,290	$75,763	$3,626	$47,588	$12,853	$6,958	$120,178

INDEX TO EXHIBITS

Number	Exhibit
3.1	Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
3.2	Form of Third Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
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

4.7

Preferred Securities Guarantee Agreement dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the Holders (as defined therein) of James River Capital Trust I (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

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
4.12

Amended and Restated Declaration of Trust of James River Capital Trust III dated as of June 15, 2006, by and among James River Group, Inc., the Trustees (as defined therein), the Administrators (as named therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III.**

4.13

Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the Holders (as defined therein) from time to time of the capital securities of James River Capital Trust III.**

10.1	James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.2	First Amendment to the James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.3

Second Amendment to the James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-51480)).*

10.4

Form of Non-Qualified Option Grant Certificate Pursuant to the James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*

10.5

Form of Non-Qualified Option Grant Certificate for Entities Pursuant to the James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*

10.6

Form of Incentive Stock Option Grant Certificate for Employees Pursuant to the James River Group, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*

10.7	James River Group, Inc. 2005 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*
10.8

First Amendment to the James River Group, Inc. 2005 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006 (File 000-51480)).*

10.9

Employment Agreement dated and effective as of November 15, 2002 by and between James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*

Number	Exhibit
10.10

Amendment to Employment Agreement dated September 4, 2003 by and between James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*

10.11

Second Amendment to Employment Agreement dated and effective as of August 12, 2005 by and between James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the 2005 fiscal year (File No. 000-51480)).*

10.12

Employment and Arbitration Agreement dated and effective as of November 2, 2002 by and between James River Management Company, Inc. and Michael P. Kehoe (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*

10.13

Employment and Arbitration Agreement dated and effective as of October 1, 2003 by and between Stonewood Insurance Management Company, Inc. and C. Kenneth Mitchell (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*

10.14

Amendment to Employment Agreement dated and effective October 1, 2003 by and between Stonewood Insurance Management Company, Inc. and C. Kenneth Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-51480)).*

10.15

Employment Agreement dated and effective as of April 29, 2005 by and between James River Group, Inc. and Michael T. Oakes (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).*

10.16

Summary of offer letter, as amended, by and between James River Group, Inc. and Michael E. Crow (incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-K for the 2005 fiscal year (File No. 000-51480)).*

10.17

Employment Agreement dated and effective as of May 31, 2006 by and between James River Group, Inc. and Gregg T. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2006 (File No. 000-51480)).*

10.18	Summary of Consulting Agreement for Richard W. Wright (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the 2005 fiscal year (File No. 000-51480)).*
10.19

Form of Indemnification Agreement between James River Group, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

10.20

Stock Purchase Agreement dated as of April 3, 2003 by and between James River Group, Inc. and American Empire Surplus Lines Insurance Company (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

10.21

Reinsurance Agreement effective January 1, 2002 by and between Fidelity Excess and Surplus Insurance Company and American Empire Surplus Lines Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

Number	Exhibit
10.22

Amendment to Reinsurance Agreement effective as of January 1, 2002 by and between Fidelity Excess and Surplus Insurance Company and American Empire Surplus Lines Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

10.23

Guarantee Agreement dated as of June 30, 2003 by and between James River Group, Inc. and Great American Insurance Company (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

10.24

Trust Account Agreement effective March 12, 2003 by and among American Empire Surplus Lines Insurance Company, the Provident Bank and Fidelity Excess and Surplus Insurance Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

10.25

Net Quota Share Reinsurance Contract effective as of January 1, 2005 by and among James River Insurance Company and the Subscribing Reinsurers named therein (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

11	Statement re computation of per share earnings is included in Note 2 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, of this report on Form 10-K.
21	Subsidiaries of James River Group, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Denotes compensatory plan or arrangement for Company officer or director.
**	Exhibit not included pursuant to Item 601 (b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy to the Securities and Exchange Commission upon request.