Form 10-Q
period 2007-03-31
JAMES RIVER GROUP, INC
filed 2007-05-01
CIK 1325177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No☒

On April 25, 2007, 15,136,208 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2007	December 31, 2006
	(in thousands)

Assets
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost: 2007 – $520,427; 2006 – $488,232)	$519,122	$486,016
Equity securities (cost: 2007 – $16,919; 2006 – $8,536)	17,080	8,703
Total investments available-for-sale	536,202	494,719

Cash and cash equivalents	33,281	40,319
Accrued investment income	5,580	5,471
Premiums receivable and agents’ balances	34,128	34,862
Reinsurance recoverable on unpaid losses	91,926	90,495
Reinsurance recoverable on paid losses	3,522	7,041
Prepaid reinsurance premiums	31,071	31,626
Deferred policy acquisition costs	15,730	15,005
Deferred tax assets	14,001	13,016
Other assets	9,035	9,167
Total assets	$774,476	$741,721

See accompanying notes.

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2007	December 31, 2006
	(in thousands, except for share data)

Liabilities and stockholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$324,356	$300,294
Unearned premiums	133,690	131,286
Payables to reinsurers	4,839	5,672
Senior debt	15,000	15,000
Junior subordinated debt	43,300	43,300
Funds held	13,778	15,567
Accrued expenses	7,296	11,510
Federal income taxes payable	5,582	613
Other liabilities	3,213	4,087
Total liabilities	551,054	527,329

Commitments and contingencies

Stockholders’ equity:
Common Stock – $0.01 par value; 100,000,000 shares authorized; 2007: 15,136,208 shares issued and outstanding; 2006: 15,117,308 shares issued and outstanding	151	151
Common stock warrants	524	524
Additional paid-in capital	176,022	175,437
Convertible preferred stock – $0.01 par value; 5,000,000 shares authorized and no shares outstanding	–	–
	176,697	176,112

Notes receivable from employees	(535)	(535)
Retained earnings	48,004	40,147
Accumulated other comprehensive loss	(744)	(1,332)
Total stockholders’ equity	223,422	214,392
Total liabilities and stockholders’ equity	$774,476	$741,721

See accompanying notes.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except for share data)

Revenues
Gross written premiums	$80,088	$68,165
Ceded written premiums	(16,218)	(14,477)
Net written premiums	63,870	53,688
Change in net unearned premiums	(3,621)	(5,599)
Net earned premiums	60,249	48,089

Net investment income	5,771	3,993
Net realized investment losses	(8)	(35)
Other income	70	42
Total revenues	66,082	52,089

Expenses
Losses and loss adjustment expenses	34,268	29,217
Other operating expenses	15,909	12,025
Interest expense	1,284	777
Total expenses	51,461	42,019
Income before taxes	14,621	10,070
Federal income tax expense	4,494	3,241
Net income	$10,127	$6,829

Earnings per share:
Basic	$0.67	$0.45
Diluted	$0.63	$0.43
Cash dividends declared per common share	$0.15	$0.00

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Operating activities
Net cash provided by operating activities	$36,782	$46,036

Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(52,057)	(62,848)
Purchases – equity securities	(8,754)	–
Maturities and calls – fixed maturity securities	11,278	6,112
Sales – fixed maturity securities	8,086	7,248
Sales – equity securities	367	–
Net payable to (receivable from) securities brokers	(450)	11,223
Purchases of property and equipment	(340)	(87)
Net cash used in investing activities	(41,870)	(38,352)

Financing activities
Proceeds from issuance of Common Stock	194	173
Excess tax benefits from stock option exercises	126	75
Dividends paid to common stockholders	(2,270)	–
Net cash (used in) provided by financing activities	(1,950)	248

Change in cash and cash equivalents	(7,038)	7,932
Cash and cash equivalents at beginning of period	40,319	41,029
Cash and cash equivalents at end of period	$33,281	$48,961

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2007

1.	Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with United States generally accepted accounting principles for interim financial information and do not contain all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. Readers are urged to review the Company’s 2006 audited consolidated financial statements contained in Form 10-K for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited annual consolidated financial statements.

Significant intercompany transactions and balances have been eliminated.

Estimates and Assumptions

Preparation of the condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007, and adoption of FIN 48 had no effect on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, (“Statement 159”). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument by instrument basis, and is irrevocable. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting Statement 159 on its financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

2.	Stock Based Compensation

The Company recognized $265,000 and $223,000, respectively, of other operating expenses for stock based compensation and $93,000 and $78,000 of related tax benefits, respectively, for the three months ended March 31, 2007 and March 31, 2006. As of March 31, 2007, there were $2.8 million of estimated unrecognized compensation costs related to non-vested option awards expected to be charged to earnings over a weighted-average period of 2.6 years.

During the three months ended March 31, 2007, the Company granted 17,500 options at a weighted-average fair value on the date of grant of $11.00 per share. The Company used a Black-Scholes-Merton option pricing model in determining the fair value of the options granted. The Company did not grant any stock options during the three months ended March 31, 2006. The following table summarizes the assumptions used to estimate the fair value of the Company’s share-based awards issued during the three months ended March 31, 2007:

Weighted-average expected life	7 years
Expected stock price volatility	35.00%
Risk-free interest rate	4.67%
Dividend yield	2.00%

For all awards, the expected life is based on the midpoint between the vesting period and the contractual term of the award. Stock price volatility was estimated based on stock price volatility data for similar property/casualty companies in the period following their respective initial public offerings. The risk-free interest rate assumption is based on the seven-year U.S. Treasury rate at the date of grant. The dividend yield assumption is based upon the rate of expected future dividend payments over the life of the options at the time that the options were granted.

For the three months ended March 31, 2007, the Company received cash from stock option exercises of $194,000. The Company issued 18,900 shares of Common Stock in connection with these stock option exercises. The intrinsic value (the difference between the fair value of the options at exercise and the strike price) of options exercised during the three months ended March 31, 2007 was $360,000, and the related income tax benefit was $126,000.

For the three months ended March 31, 2006, the Company received cash from stock option exercises of $173,000. The intrinsic value of options exercised during the three months ended March 31, 2006 was $217,000 and the related income tax benefit totaled $75,000.

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

3.	Earnings Per Share

	Three Months Ended March 31,
	2007	2006
	(in thousands, except for share data)

Net income – numerator for basic and diluted earnings per share	$10,127	$6,829
Weighted – average common shares outstanding – denominator for basic earnings per share	15,124,368	15,075,771
Dilutive potential common shares:
Options	931,976	734,763
Warrants	100,112	83,659
Weighted – average common shares and dilutive potential common shares outstanding – denominator for diluted earning per share	16,156,456	15,894,193

Earnings per share:
Basic	$0.67	$0.45
Diluted	$0.63	$0.43

Anti-dilutive securities excluded from diluted earnings per share:
Warrants and options	17,500	449,479

4.	Income Taxes

Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to interest income on tax-advantaged state and municipal securities. The Company did not have any unrecognized tax benefits at March 31, 2007 or January 1, 2007, the date FIN 48 was adopted. Tax year 2003 and all subsequent tax years remain subject to examination by the Internal Revenue Service.

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

5.	Reserve for Losses and Loss Adjustment Expenses

A $3.0 million reserve redundancy developed in the three months ended March 31, 2007 on the reserve for losses and loss adjustment expenses held on direct business at December 31, 2006. Of this development, $2.1 million of favorable development occurred in the Excess and Surplus Insurance casualty lines primarily related to the 2005 and 2004 accident years. Favorable development on prior accident years for direct business for the Workers’ Compensation Insurance line in the three months ended March 31, 2007 was $927,000, with $749,000 coming from the 2006 accident year.

A $2.3 million redundancy developed in the three months ended March 31, 2006 on the prior accident year reserves on direct business. Of this development, $1.5 million of favorable development occurred in the Excess and Surplus Insurance casualty lines, with $1.2 million coming from the 2004 accident year. Favorable development in the Excess and Surplus Insurance property lines was $626,000 primarily related to the 2005 accident year. Favorable development on direct business for the Workers’ Compensation Insurance line’s prior accident year results was $223,000 primarily related to the 2005 accident year.

6.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Unrealized gains (losses) arising during the period, before taxes	$897	$(4,515)
Income taxes	(314)	1,581
Unrealized gains (losses) arising during the period, net of taxes	583	(2,934)
Less reclassification adjustment:
Net losses realized in net income	(8)	(35)
Income taxes	3	12
Reclassification adjustment for losses realized in net income	(5)	(23)
Other comprehensive income (loss)	588	(2,911)
Net income	10,127	6,829
Comprehensive income	$10,715	$3,918

7.	Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position or results of operations.

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

8.	Segment Information

The Company has three reportable segments: the Excess and Surplus Insurance segment, the Workers’ Compensation Insurance segment and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the insurance segments. Segment results are reported prior to the effects of the intercompany reinsurance pooling agreement between the Company’s insurance subsidiaries. The following table summarizes segment results:

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2007
Gross written premiums	$65,479	$14,609	$–	$80,088
Net earned premiums	47,389	12,860	–	60,249
Segment revenues	52,069	13,853	160	66,082
Underwriting profit of insurance segments	8,172	2,845	–	11,017
Net investment income	4,688	976	107	5,771
Interest expense	–	–	1,284	1,284
Segment assets	653,999	104,521	15,956	774,476

Three Months Ended March 31, 2006
Gross written premiums	$57,768	$10,397	$–	$68,165
Net earned premiums	39,584	8,505	–	48,089
Segment revenues	42,628	9,114	347	52,089
Underwriting profit (loss) of insurance segments	8,131	(643)	–	7,488
Net investment income	3,079	598	316	3,993
Interest expense	–	–	777	777
Segment assets	531,206	70,977	34,761	636,944

Notes to Condensed Consolidated Financial Statements

(Unaudited) (continued)

8.	Segment Information (continued)

The following table reconciles the underwriting profit (loss) of the insurance segments by individual segment to consolidated income before taxes:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Underwriting profit (loss) of insurance segments:
Excess and Surplus Insurance	$8,172	$8,131
Workers’ Compensation Insurance	2,845	(643)
Total underwriting profit of insurance segments	11,017	7,488
Other operating expenses of the Corporate and Other segment	(945)	(641)
Underwriting profit	10,072	6,847
Net investment income	5,771	3,993
Net realized investment losses	(8)	(35)
Other income	70	42
Interest expense	(1,284)	(777)
Consolidated income before taxes	$14,621	$10,070

9.	Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Other underwriting expenses of the insurance segments	$5,854	$3,707
Amortization of policy acquisition costs	9,110	7,677
Other operating expenses of the Corporate and Other segment	945	641
Total	$15,909	$12,025

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

James River Group, Inc. is an insurance holding company that owns and manages property/casualty insurance companies focused on specialty insurance niches. We seek to:

•	earn a profit from underwriting; and
•	produce a return on average equity of 15% or greater.

Earning a profit from underwriting means that we intend for the premiums we earn in any period to be sufficient to pay all of the losses and loss adjustment expenses we incur during the period as well as all of the expenses associated with our operations. We use underwriting profit or loss as a basis for evaluating our underwriting performance. Our strategy is to operate at a lower expense ratio than many of our competitors; focus our efforts on the specialty insurance market where profits have historically been better than in the standard market; underwrite each risk individually in order to apply our expertise to each risk we underwrite; to use technology to provide our employees and managers with timely and accurate information about our business; and to actively manage claims in accordance with the terms of our insurance contracts. Our underwriting profit for the three months ended March 31, 2007 was $10.1 million, an increase over the underwriting profit of $6.8 million reported for the same period last year.

We calculate return on equity by dividing net income by average stockholders’ equity for the period on an annualized basis. Our overall financial goal is to produce an annual return on equity of at least 15.0%. Our annualized return on average equity was 18.5% for the quarter ended March 31, 2007, an increase over the return for the same period in 2006 which was 15.3%.

We are organized into three reportable segments, which are separately managed business units:

•

The Excess and Surplus Insurance segment offers commercial excess and surplus lines liability and property insurance in 48 states and the District of Columbia through James River Insurance Company (James River Insurance);

•

The Workers’ Compensation Insurance segment offers workers’ compensation coverage primarily for the residential construction industry in North Carolina and, in 2007, Virginia through Stonewood Insurance Company (Stonewood Insurance); and

•	The Corporate and Other segment consists of management and treasury activities of our holding company and interest expense associated with our debt.

James River Insurance and Stonewood Insurance each have a financial strength rating of “A-” (Excellent) from A.M. Best.

RESULTS OF OPERATIONS

The following table compares the components of net income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	% Change
	($ in thousands)

Gross written premiums	$80,088	$68,165	17.5%
Net retention (a)	79.7%	78.8%
Net written premiums	$63,870	$53,688	19.0%

Net earned premiums	$60,249	$48,089	25.3%
Losses and loss adjustment expenses	34,268	29,217	17.3%
Other operating expenses	15,909	12,025	32.3%
Underwriting profit (b)	10,072	6,847	47.1%
Net investment income	5,771	3,993	44.5%
Net realized investment losses	(8)	(35)	(77.1)%
Other income	70	42	66.7%
Interest expense	(1,284)	(777)	65.3%
Federal income tax expense	(4,494)	(3,241)	38.7%
Net income	$10,127	$6,829	48.3%
Ratios:
Loss ratio	56.9%	60.8%	–
Expense ratio	26.4%	25.0%	–
Combined ratio	83.3%	85.8%	–

(a) Net retention is defined as the ratio of net written premiums to gross written premiums.
(b) See “Reconciliation of Non-GAAP Measures” for further detail.

Net income was $10.1 million, or $0.63 per diluted share, for the three months ended March 31, 2007, compared to $6.8 million, or $0.43 per diluted share, for the three months ended March 31, 2006. Weighted-average diluted shares outstanding were 16.2 million and 15.9 million for the quarter ended March 31, 2007 and 2006, respectively.

Our combined ratio for the three months ended March 31, 2007 was 83.3%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the quarter included $3.0 million, or 4.9 percentage points, of net favorable reserve development on direct business written by the Company on prior accident years including $2.1 million from the Excess and Surplus Insurance segment’s casualty business and $927,000 from the Workers’ Compensation Insurance segment offset by $111,000 of adverse development from the Excess and Surplus Insurance segment’s property business.

Included in the change in our combined ratio, our expense ratio increased from 25.0% for the three month period ended March 31, 2006 to 26.4% for the three month period ended March 31, 2007. This increase was primarily attributable to the timing of compensation-related items.

In the prior year, the combined ratio for the three months ended March 31, 2006 was 85.8%. It included $2.3 million or 4.8 percentage points of favorable reserve development arising on direct business written by the Company from prior accident years. This favorable development arose as follows: $1.5 million of favorable development from the Excess and Surplus Insurance segment’s casualty business, $626,000 of favorable development from the Excess and Surplus Insurance segment’s property business and $223,000 of favorable development for the Workers’ Compensation Insurance segment.

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

Premiums

The following table summarizes the growth in premium volume by component and business segment:

	Three Months Ended March 31,
	2007	2006	% Change
	($ in thousands)

Gross written premiums:
Excess and Surplus Insurance	$65,479	$57,768	13.3%
Workers’ Compensation Insurance	14,609	10,397	40.5%
	$80,088	$68,165	17.5%

Net written premiums:
Excess and Surplus Insurance	$49,623	$44,576	11.3%
Workers’ Compensation Insurance	14,247	9,112	56.4%
	$63,870	$53,688	19.0%

Net earned premiums:
Excess and Surplus Insurance	$47,389	$39,584	19.7%
Workers’ Compensation Insurance	12,860	8,505	51.2%
	$60,249	$48,089	25.3%

The excess and surplus insurance industry has been facing a softening market where price competition from other carriers as well as the standard insurance market has begun to intensify. Despite this, the 13.3% increase in gross written premiums for the first quarter of 2007 for the Excess and Surplus Insurance segment as noted above reflects an increase in renewal business as well as penetration and growth in its broker network. The number of brokers submitting business to the Excess and Surplus Insurance segment grew 20.6% from 199 for the three months ended March 31, 2006 to 240 for the three months ended March 31, 2007.

Gross written premiums for the Workers’ Compensation Insurance segment for the three months ended March 31, 2007 increased significantly over the quarter ended March 31, 2006. This is attributable to a 23.6% increase in submissions on new business coupled with an increase in renewals over the prior year. During 2007, the Workers’ Compensation Insurance segment began to write policies in Virginia (although the total gross written premiums during the quarter from Virginia was only $10,000). The increase in premiums noted above resulted from increased penetration with existing agents as well as a 10.8% increase in new agents (the number of agencies in the Workers’ Compensation Insurance network increased from 139 at March 31, 2006 to 154 at March 31, 2007). Additionally, gross written premiums for the three months ended March 31, 2007 and 2006 included $792,000 and $588,000, respectively, of assumed premiums from our allocation from the North Carolina involuntary worker’s compensation pool.

The ratio of net written premiums to gross written premiums is referred to as our net retention. For the three months ended March 31, 2007 and 2006, our net retention was 79.7% and 78.8%, respectively. The net retention for the Excess and Surplus Insurance segment was 75.8% and 77.2% for the three months ended March 31, 2007 and 2006, respectively. The net retention for the Worker’s Compensation Insurance segment was 97.5% and 87.6% for the three months ended March 31, 2007 and 2006, respectively. The increase in net retention in the Workers’ Compensation Insurance segment is attributable, in part, to a change in the Company’s reinsurance program where it has increased its retention from $750,000 to $1.0 million per occurrence effective January 1, 2007. The remainder of the increase is attributable to the recording of reinsurance deposit payments.

Premiums are earned ratably over the terms of our insurance policies, generally twelve months, and net earned premiums were affected by the significant growth in written premiums over the prior year.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended March 31,
	2007	2006

Excess and Surplus Insurance	82.8%	79.5%
Workers’ Compensation Insurance	77.9%	107.6%
Total	83.3%	85.8%

Excess and Surplus Insurance

Underwriting results for the Excess and Surplus Insurance segment are as follows:

	Three Months Ended March 31,
	2007	2006	% Change
	($ in thousands)

Gross written premiums	$65,479	$57,768	13.3%
Net written premiums	$49,623	$44,576	11.3%

Net earned premiums	$47,389	$39,584	19.7%

Losses and loss adjustment expenses	27,903	22,367	24.8%
Underwriting expenses	11,314	9,086	24.5%
Underwriting profit (1)	$8,172	$8,131	0.5%

Ratios:
Loss ratio	58.9%	56.5%	–
Expense ratio	23.9%	23.0%	–
Combined ratio	82.8%	79.5%	–

(1) See – “Reconciliation of Non-GAAP Measures.”

The combined ratio for the Excess and Surplus Insurance segment for the three months ended March 31, 2007 was 82.8%, comprised of a loss ratio of 58.9% and an expense ratio of 23.9%. This included $2.0 million, or 4.3 percentage points, of net favorable reserve development in our loss estimates consisting of $2.1 million arising from casualty business offset by $111,000 of adverse development from property business. This compares to the prior year’s first quarter combined ratio of 79.5%, comprised of a loss ratio of 56.5% and an expense ratio of 23.0%. The prior year’s combined ratio included $2.1 million, or 5.3 percentage points, of favorable development consisting of $1.5 million of favorable development on casualty business and $626,000 on property business.

As a result of the items discussed above, our underwriting profit increased from $8.1 million for the three months ended March 31, 2006 to $8.2 million for the three months ended March 31, 2007.

Underwriting results by major line of business within the Excess and Surplus Insurance segment are as follows:

	Three Months Ended March 31, 2007
	Casualty Lines	Property Lines	Total
	($ in thousands)

Net earned premiums	$46,886	$503	$47,389
Losses and loss adjustment expenses	$26,982	$921	$27,903
Loss ratio	57.5%	183.1%	58.9%

	Three Months Ended March 31, 2006
	Casualty Lines	Property Lines	Total
	($ in thousands)

Net earned premiums	$37,702	$1,882	$39,584
Losses and loss adjustment expenses	$21,309	$1,058	$22,367
Loss ratio	56.5%	56.2%	56.5%

The loss ratio for property lines for the three months ended March 31, 2007 reflects loss activity in the 2007 accident year which had a more prominent effect on the loss ratio due to the low earned premium volume noted above.

Workers’ Compensation Insurance

Underwriting results for the Workers’ Compensation Insurance segment are as follows:

	Three Months Ended March 31,
	2007	2006	% Change
	($ in thousands)

Gross written premiums	$14,609	$10,397	40.5%
Net written premiums	$14,247	$9,112	56.4%

Net earned premiums	$12,860	$8,505	51.2%

Losses and loss adjustment expenses	6,365	6,850	(7.1%)
Underwriting expenses	3,650	2,298	58.8%
Underwriting profit (loss)(1)	$2,845	$(643)	–

Ratios:
Loss ratio	49.5%	80.5%	–
Expense ratio	28.4%	27.0%	–
Combined ratio	77.9%	107.6%	–

(1) See – “Reconciliation of Non-GAAP Measures.”

The combined ratio for the Workers’ Compensation Insurance segment for the three months ended March 31, 2007 was 77.9%, comprised of a loss ratio of 49.5% and an expense ratio of 28.4%. The loss ratio included $927,000, or 7.2 percentage points, of favorable reserve development on prior accident years for direct business written by the Company. For the first quarter of 2006, the Workers’ Compensation Insurance segment had a combined ratio of 107.6%, comprised of a loss ratio of 80.5% and an expense ratio of 27.0%. The loss ratio for the first quarter of the prior year included $223,000, or 2.6 percentage points, of favorable development from prior accident years for direct business written by the Company. The results for the quarter ended March 31, 2007 benefited from very low claims frequency and severity as well as the increased premiums previously noted. This was in contrast to the first quarter of 2006, where the Workers’ Compensation Insurance segment had uncharacteristically high loss activity. This was evidenced by a loss ratio of 80.5% in the first quarter compared to 68.2% for the full year of 2006.

As a result of the items discussed above, our underwriting profit (loss) increased from a loss of $643,000 for the three months ended March 31, 2006 to a profit of $2.8 million for the three months ended March 31, 2007.

Reserves

The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2007 was $324.4 million. Of this amount, 75.1% relates to amounts that are incurred but not reported (IBNR). The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2007
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Insurance
Casualty Lines	$48,876	$204,567	$253,443
Property Lines	18,352	15,019	33,371
Workers’ Compensation Insurance	13,685	23,857	37,542
Total	$80,913	$243,443	$324,356

At March 31, 2007, the amount of net reserves related to IBNR was 79.1% of the total net reserve for losses and loss adjustment expenses. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2007
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Insurance
Casualty Lines	$29,282	$159,011	$188,293
Property Lines	5,769	5,232	11,001
Workers’ Compensation Insurance	13,535	19,601	33,136
Total	$48,586	$183,844	$232,430

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

The total operating expenses of the Corporate and Other segment were $945,000 and $641,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in other operating expenses of the Corporate and Other segment over the prior period was primarily attributable to an increase in compensation and other related costs for the three months ended March 31, 2007.

Investing Results

Net investment income for the three months ended March 31, 2007 was $5.8 million, up 44.5% from $4.0 million for the three months ended March 31, 2006. The increase in net investment income reflects the significant growth in our cash and invested assets from $432.9 million at March 31, 2006 to $569.5 million at March 31, 2007 and an increase in our average investment yield. The growth in our invested assets is a result of an increase in our net written premiums, as well as the net proceeds from our offering of $20.6 million junior subordinated debt in June 2006. The following table summarizes our investment returns:

	Three Months Ended March 31,
	2007	2006

Annualized gross investment yield on:
Average cash and invested assets	4.4%	4.2%
Average fixed maturity securities	4.4%	4.2%
Annualized tax equivalent yield on:
Average fixed maturity securities	5.2%	4.7%

Our cash and invested assets consist of fixed maturity securities, equity securities and cash and cash equivalents. Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). The average duration of our fixed maturity security portfolio at March 31, 2007 is approximately 4.5 years.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	March 31, 2007			December 31, 2006
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$212,450	$213,598	39.8%	$198,627	$200,264	40.5%
Mortgage-backed	101,839	101,362	18.9%	92,673	91,760	18.5%
Corporate	90,487	89,316	16.7%	88,561	86,895	17.6%
Asset-backed	66,598	66,509	12.4%	59,226	58,889	11.9%
Obligations of U.S. government corporations and agencies	25,957	25,672	4.8%	25,954	25,568	5.2%
U.S. Treasury securities and obligations guaranteed by the U.S. Government	23,096	22,665	4.2%	23,191	22,640	4.5%
Total fixed maturity securities	520,427	519,122	96.8%	488,232	486,016	98.2%
Equity securities	16,919	17,080	3.2%	8,536	8,703	1.8%
Total investments	$537,346	$536,202	100.0%	$496,768	$494,719	100.0%

The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:

	March 31, 2007
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$23,837	$23,658	4.6%
After one year through five years	87,089	85,693	16.5%
After five years through ten years	85,787	85,070	16.4%
After ten years	155,277	156,830	30.2%
Mortgage-backed	101,839	101,362	19.5%
Asset-backed	66,598	66,509	12.8%
Total	$520,427	$519,122	100.0%

At March 31, 2007, our fixed maturity security portfolio had an unrealized loss of $1.3 million, representing 0.3% of the amortized cost of the portfolio. The majority of the unrealized losses on fixed maturity securities at March 31, 2007 are interest rate related. Each security in our portfolio had a fair value that was greater than 92.0% of its amortized cost at March 31, 2007. None of the fixed maturity securities with unrealized losses has ever missed or been delinquent on a scheduled principal or interest payment. At March 31, 2007, 97.1% of our fixed maturity security portfolio was rated ‘‘A-’’ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.

We have concluded that none of the available-for-sale securities with unrealized losses at March 31, 2007 has experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value in this determination.

The balance of our cash and cash equivalents was $33.3 million at March 31, 2007. The percentage of cash and cash equivalents to cash and invested assets was 5.8% at March 31, 2007 compared to 7.5% at December 31, 2006. At March 31, 2007, cash and invested assets per share was $37.62 compared to $35.39 at December 31, 2006.

In the fourth quarter of 2006, we began to invest in equity securities, principally in various market indices. Over time, up to 10.0% of cash and invested assets may be invested in equity securities. At March 31, 2007, the balance of equity securities of $17.1 million represented 3.0% of the total cash and invested assets.

Interest Expense

Interest expense totaled $1.3 million and $777,000 for the three months ended March 31, 2007 and 2006, respectively. Interest expense relates to $15.0 million of senior debt and $43.3 million of junior subordinated debt. Interest on these notes accrues at floating rates, and the increase in interest expense reflects increases in the overall rate environment over the past 12 months as well as the issuance of the additional $20.6 million of junior subordinated debt in June 2006.

Income Taxes

For the three month periods ended March 31, 2007 and 2006, income tax expense differs from the amount computed by applying the Federal statutory income tax rate to income before taxes primarily due to interest income on tax-advantaged state and municipal securities. Our effective tax rates were 30.7% and 32.2%, respectively, for the three months ended March 31, 2007 and 2006. State and municipal securities represented 41.1% of our fixed maturity security portfolio at March 31, 2007 compared to 29.1% at March 31, 2006.

The Company did not have any unrecognized tax benefits at March 31, 2007. Tax year 2003 and all subsequent tax years remain subject to examination by the Internal Revenue Service.

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

At March 31, 2007, cash and invested assets at our holding company totaled $12.6 million.

Our net written premium to surplus ratio (defined as annualized net written premiums to statutory surplus) is reviewed by management as well as our rating agency as a measure of leverage and efficiency of deployed capital. As we have a relatively limited operating history, the rating agency’s metrics require us to have a lower premium to surplus ratio than that of some of our competitors. For the three months ended March 31, 2007, our annualized net written premium to surplus ratio was 1.1 to 1.0.

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income and proceeds from offerings of debt and equity securities. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses and income taxes.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$36,782	$46,036
Investing activities	(41,870)	(38,352)
Financing activities	(1,950)	248
Change in cash and cash equivalents	$(7,038)	$7,932

The decrease in net cash provided by operating activities for the quarter ended March 31, 2007 is due primarily to a decrease in reinsurance recoveries on paid losses (since the first quarter of 2006 had significant recoveries on reinsurance from hurricane-related losses paid by the Company in 2005), a decrease in accrued expenses from December 31, 2006 to March 31, 2007 and a decrease in the change in premiums receivable and agents’ balances attributable to the quarter-over-quarter change in gross written premiums (i.e. the change in gross written premiums from the fourth quarter of 2005 to the first quarter of 2006 was a decrease of $3.4 million, while the change from the fourth quarter of 2006 to the first quarter of 2007 was a decrease of only $1.0 million).

Cash used in financing activities for the three months ended March 31, 2007 relates primarily to the $2.3 million of common stock dividends paid on March 30, 2007.

Senior Debt and Junior Subordinated Debt

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior debt is redeemable prior to its stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the senior debt contain certain covenants, which, among other things, restrict our assuming senior indebtedness secured by our Common Stock or our subsidiaries’ capital stock or issuing shares of our subsidiaries’ capital stock. We are in compliance with all such covenants at March 31, 2007.

We have sold trust preferred securities through three Delaware statutory trusts sponsored and wholly-owned by us. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated debt. The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2007:

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

We have provided a full, irrevocable and unconditional guarantee of payment of the obligations of each of the trusts under the trust preferred securities. The indentures for the junior subordinated debt contain certain covenants with which we are in compliance as of March 31, 2007.

At March 31, 2007, the ratio of total debt outstanding to total capitalization (defined as total debt outstanding plus total stockholders’ equity) was 20.7%. We use capital to support our premium growth and having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using equity alone. Our target debt to total capitalization ratio is 35.0% or less.

Reinsurance

We enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2007 and 2006, our net retention was 79.7% and 78.8%, respectively.

The following is a summary of our casualty reinsurance in place at March 31, 2007:

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

The following is a summary of our property reinsurance in place as of March 31, 2007:

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

We use catastrophe–modeling software to analyze the risk of severe losses from hurricanes and earthquakes. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. In the fourth quarter of 2005, we began reducing our exposure to hurricane losses by not writing any new or renewal primary property insurance with wind coverage within 100 miles of the Southeast and Gulf coasts of the United States or within 30 miles of the Northeast coast of the United States. We have reduced the concentration of exposed limits in any 50 mile area to $50.0 million or less on new and renewal policies.

We measure exposure to potential catastrophe losses in terms of probable maximum loss, which is an estimate of the amount we would expect to pay in any one catastrophe event over a specified period of time (i.e. a return period). We manage this potential loss by purchasing catastrophe reinsurance coverage.

Effective June 1, 2006, we purchased catastrophe reinsurance of $17.5 million in excess of our $2.5 million per event retention. This coverage has one reinstatement in the event we exhaust any of the coverage. Additionally, our property quota share reinsurance treaty effectively provides coverage for a single occurrence up to 100% of ceded premium, which is estimated at $21.3 million for the period June 1, 2006 through May 31, 2007. Our property quota share reinsurance treaty is not subject to any reinstatement premiums or an aggregate cap on ceded losses. The combination of our property catastrophe and quota share reinsurance treaties provides coverage for a single occurrence of up to approximately $39 million. Based upon our computer modeling, a $39 million gross catastrophe loss is expected to exceed our 500 year return period. In the event of a $39 million gross property catastrophe loss to the Company, we estimate our net after tax cost at approximately $2.8 million, including reinstatement premiums. In addition to our retention, we would retain any losses in excess of our reinsurance coverage limits.

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At March 31, 2007, there was no allowance for uncollectible reinsurance recoverables. James River Insurance and Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of ‘‘A-’’ (Excellent) or better.

At March 31, 2007, we had reinsurance recoverables on unpaid losses of $91.9 million and reinsurance recoverables on paid losses of $3.5 million. Included in reinsurance recoverables on paid and unpaid losses at March 31, 2007 are $10.5 million of recoverables related to Hurricane Katrina and $8.3 million related to Hurricane Wilma. All but $2.3 million of our total recoverables on paid and unpaid losses at March 31, 2007 were from reinsurers rated ‘‘A-’’ or better by A.M. Best, or were collateralized.

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007, and adoption of FIN 48 had no effect on our financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, (“Statement 159”). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument by instrument basis, and is irrevocable. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting Statement 159 on our financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial position and results of operations and that require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities. We evaluate our estimates regularly using information that we believe to be relevant. These reviews include evaluating the adequacy of reserves for losses and loss adjustment expenses, evaluating the investment portfolio for other-than-temporary declines in estimated fair value, analyzing the recoverability of deferred tax assets and estimating the compensation expense associated with share-based awards. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Stock Based Compensation

In December 2004, the FASB issued Statement 123(R), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. We adopted Statement 123(R) using the modified prospective method on January 1, 2006.

Prior to May 3, 2005 (the date that we filed our Form S-1 with the Securities and Exchange Commission), we used the Minimum Value method to calculate the pro forma disclosures required by Statement 123. We continue to account for the portion of awards granted prior to May 3, 2005 that have not been modified, cancelled or repurchased subsequent to that date using the intrinsic value method prescribed in APB Opinion No. 25 and its related interpretive guidance. When we adopted Statement 123(R), we began recognizing the expense associated with awards issued on or after May 3, 2005 and for awards modified, repurchased or cancelled on or after that date in the income statement over the award’s vesting period using the modified prospective method. Compensation expense amounts related to options are recognized on a straight-line basis over each award’s vesting period in our income statement. We recognized $265,000 and $223,000 of other operating expenses for stock based compensation for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there were $2.8 million of estimated unrecognized compensation costs related to non-vested option awards expected to be charged to earnings over a weighted-average period of 2.6 years.

We use a Black-Scholes-Merton option pricing model in determining the fair value of option grants. The following table summarizes the assumptions used to estimate the fair value of our share-based awards issued during the three months ended March 31, 2007:

Risk-free interest rate	4.67%
Dividend yield	2.00%
Expected stock price volatility	35.00%
Weighted-average expected life	7 years

The expected life is based on the midpoint between the vesting period and the contractual term of the award. The stock price volatility assumption is a significant variable in estimating the value of an option. Stock price volatility is a measure of the amount by which stock price has fluctuated or is expected to fluctuate in a period. In the Black-Scholes-Merton option pricing model, a higher volatility assumption results in a higher value for the option and a lower volatility assumption results in a lower option value. Stock price volatility is estimated based on stock price volatility data for similar property/casualty companies in the period following their respective initial public offerings since our own historical stock price information is limited to the period subsequent to our initial public offering in August 2005. The risk-free interest rate assumption is based on the seven-year U.S. Treasury rate at the date of the grant. The dividend yield assumption is based upon the rate of expected future dividend payments over the life of the options at the time the options were granted.

Readers are urged to review ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates’’ and Note 1 to the audited consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission for a more complete description of our critical accounting policies and estimates.

RECONCILIATION OF NON-GAAP MEASURES

The following table reconciles the underwriting profit (loss) by individual insurance segment and of the whole Company to consolidated income before taxes. We believe that these measures are useful to investors in evaluating the performance of our Company and its insurance segments because our objective is to consistently earn underwriting profits. We evaluate the performance of our insurance segments and allocate resources based primarily on underwriting profit (loss) of insurance segments. Our definition of underwriting profit (loss) of insurance segments and underwriting profit (loss) may not be comparable to the definition of underwriting profit (loss) for other companies.

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Underwriting profit (loss) of the insurance segments:
Excess and Surplus Insurance	$8,172	$8,131
Workers’ Compensation Insurance	2,845	(643)
Total underwriting profit of insurance segments	11,017	7,488
Other operating expenses of the Corporate and Other segment	(945)	(641)
Underwriting profit (loss)	10,072	6,847
Net investment income	5,771	3,993
Net realized investment losses	(8)	(35)
Other income	70	42
Interest expense	(1,284)	(777)
Consolidated income before taxes	$14,621	$10,070

OUTLOOK FOR 2007

For 2007, we anticipate achieving an annual return on average equity of at least 15% and growth in gross written premiums of between 10% and 20%.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Form 10-Q contains ‘‘forward-looking’’ statements within the meaning of the Securities Litigation Reform Act of 1995, including among others those concerning: expectations regarding our business and growth strategies; the basis for our reserve estimates; the adequacy of our reserves; our expected cost associated with a catastrophe loss; our outlook for 2007; and our belief that our reinsurance recoverables are collectible. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: effects of increased competition; effects of the cyclical nature of our business; effects of developments in the financial or capital markets; changes in availability, cost or quality of reinsurance; losses of key personnel or the inability to recruit qualified personnel; payment of claims by reinsurers on time or at all; effects of severe weather conditions and other catastrophes; effects of war or terrorism; changes in relationships with agencies, brokers and agents; changes in rating agency policies or practices; declines in financial ratings; changes in regulations or laws applicable to our insurance subsidiaries; changes in legal theories of liability under our insurance policies; accuracy of assumptions underlying our reserves for losses and loss adjustment expenses and our catastrophe model; actual losses incurred by policyholders as a result of hurricanes and risks described in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk. Our market risks at March 31, 2007 have not materially changed from those identified in our Form 10-K for the fiscal year ended December 31, 2006.

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

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. In an effort to minimize our exposure to the insolvency of our reinsurers, our Security Committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our Security Committee continually monitors rating downgrades involving any of our reinsurers. At March 31, 2007, all but $2.3 million of our reinsurance recoverables are either from companies with A.M. Best ratings of “A-” (Excellent) or better, or are collateralized.

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

Through December 31, 2006, we had contributed $77.5 million of the proceeds from the offering to the capital of our insurance subsidiaries, and we used an additional $5.6 million for the payment of interest on our senior debt and trust preferred securities. During the quarter ended March 31, 2007, we used an additional $1.3 million for the payment of interest on our senior debt and trust preferred securities.

Item 6. Exhibits.

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

Statement re computation of per share earnings is included in Note 3 to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements and Supplementary Data”, of this report on Form 10-Q.

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

James River Group, Inc.

April 30, 2007	/s/ Gregg T. Davis
Gregg T. Davis Executive Vice President –Finance and Treasurer