Form 10-Q
period 2007-06-30
JAMES RIVER GROUP, INC
filed 2007-08-06
CIK 1325177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
Yes ☐ No ☒

On August 1, 2007, 15,138,708 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2007	December 31, 2006
	(in thousands)

Assets
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost: 2007 - $522,730; 2006 - $488,232)	$513,411	$486,016
Equity securities (cost: 2007 - $23,266; 2006 - $8,536)	23,983	8,703
Total investments available-for-sale	537,394	494,719

Cash and cash equivalents	45,305	40,319
Accrued investment income	5,746	5,471
Premiums receivable and agents’ balances	32,473	34,862
Reinsurance recoverable on unpaid losses	97,144	90,495
Reinsurance recoverable on paid losses	4,093	7,041
Prepaid reinsurance premiums	22,362	31,626
Deferred policy acquisition costs	18,086	15,005
Deferred tax assets	18,133	13,016
Federal income taxes receivable	587	-
Due from reinsurers	2,645	-
Other assets	9,555	9,167
Total assets	$793,523	$741,721

See accompanying notes.

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2007	December 31, 2006
	(in thousands, except for share data)

Liabilities and stockholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$350,998	$300,294
Unearned premiums	133,729	131,286
Payables to reinsurers	-	5,672
Senior debt	15,000	15,000
Junior subordinated debt	43,300	43,300
Funds held	8,609	15,567
Accrued expenses	12,062	11,510
Federal income taxes payable	-	613
Other liabilities	4,046	4,087
Total liabilities	567,744	527,329

Commitments and contingencies

Stockholders’ equity:
Common Stock - $0.01 par value; 100,000,000 shares authorized; 2007: 15,138,708 shares issued and outstanding; 2006: 15,117,308 shares issued and outstanding	151	151
Common stock warrants	524	524
Additional paid-in capital	176,341	175,437
Convertible preferred stock - $0.01 par value; 5,000,000 shares authorized and no shares outstanding	-	-
	177,016	176,112

Notes receivable from employees	(535)	(535)
Retained earnings	54,889	40,147
Accumulated other comprehensive loss	(5,591)	(1,332)
Total stockholders’ equity	225,779	214,392
Total liabilities and stockholders’ equity	$793,523	$741,721

See accompanying notes.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except for share data)

Revenues
Gross written premiums	$79,449	$74,634	$159,537	$142,799
Ceded written premiums	(7,877)	(19,810)	(24,095)	(34,287)
Net written premiums	71,572	54,824	135,442	108,512
Change in net unearned premiums	(8,585)	(2,222)	(12,206)	(7,821)
Net earned premiums	62,987	52,602	123,236	100,691

Net investment income	5,951	4,506	11,722	8,499
Net realized investment losses	(19)	(49)	(27)	(84)
Other income	68	46	138	88
Total revenues	68,987	57,105	135,069	109,194

Expenses
Losses and loss adjustment expenses	36,954	30,214	71,222	59,431
Other operating expenses	17,659	13,384	33,568	25,409
Interest expense	1,298	896	2,582	1,673
Total expenses	55,911	44,494	107,372	86,513
Income before taxes	13,076	12,611	27,697	22,681
Federal income tax expense	3,920	4,060	8,414	7,301
Net income	$9,156	$8,551	$19,283	$15,380

Earnings per share:
Basic	$0.60	$0.57	$1.27	$1.02
Diluted	$0.56	$0.53	$1.19	$0.96
Cash dividends declared per common share	$0.15	$-	$0.30	$-

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30,
2007	2006
(in thousands)
Operating activities
Net cash provided by operating activities	$60,309	$72,610

Investing activities
Securities available-for-sale:
Purchases - fixed maturity securities	(102,434)	(142,375)
Purchases - equity securities	(15,964)	-
Maturities and calls - fixed maturity securities	23,737	14,700
Sales - fixed maturity securities	43,114	24,105
Sales - equity securities	1,311	-
Net payable to securities brokers	270	1,671
Purchases of property and equipment	(560)	(195)
Investment in real estate joint venture	(620)	-
Net cash used in investing activities	(51,146)	(102,094)

Financing activities
Proceeds from issuance of Common Stock	219	173
Excess tax benefits from stock option exercises	145	75
Issuance of junior subordinated debt	-	20,000
Issuance costs	-	(27)
Dividends paid to common stockholders	(4,541)	-
Net cash (used in) provided by financing activities	(4,177)	20,221

Change in cash and cash equivalents	4,986	(9,263)
Cash and cash equivalents at beginning of period	40,319	41,029
Cash and cash equivalents at end of period	$45,305	$31,766

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2007

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. The Company is currently evaluating the impact of adopting Statement 157 on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument-by-instrument basis and is irrevocable. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting Statement 159 on its financial statements.

2. Proposed Transaction

On June 11, 2007, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Franklin Holdings (Bermuda), Ltd., a Bermuda company (Parent) and Franklin Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Parent (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent (the Merger). Parent is a Bermuda-based holding company and member of the D. E. Shaw group, a global investment management firm. The Company is

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

2. Proposed Transaction (continued)

permitted, under the terms of the Merger Agreement, to continue to pay regular quarterly cash dividends until the consummation of the Merger, such amount not to exceed $0.15 per share per quarter.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Common Stock, other than shares as to which appraisal rights under Delaware law may have been perfected, will be canceled and converted into the right to receive $34.50 in cash per share, without interest (the Merger Consideration). In addition, at the effective time of the Merger, (a) each outstanding option to purchase Common Stock (vested or unvested) will be canceled and the holder will be entitled to receive an amount of cash equal to the difference between the Merger Consideration and the exercise price of the applicable stock option without interest and less any required withholding taxes, and (b) each outstanding warrant to purchase Common Stock will be converted into the right to receive, upon exercise of such warrant, the Merger Consideration the holder of such warrant would have been entitled to receive upon consummation of the Merger if such holder had been, immediately prior to the Merger, the holder of the number of shares of Common Stock then issuable upon exercise in full of such warrant or, if the holder and the Company agree, canceled and extinguished, and the holder thereof will be entitled to receive, following exercise or cancellation, as the case may be, an amount in cash equal to the excess (if any) of (a) the product of (x) the number of shares of Common Stock subject to the warrant and (y) the Merger Consideration, minus (b) the aggregate exercise price of the warrant, without interest and less any required withholding taxes.

The closing of the Merger is expected to occur in the fourth quarter of 2007, subject to the receipt of stockholder approval and regulatory approvals and satisfaction or waiver of other customary closing conditions. The Company and Parent filed notification and report forms relating to the Merger under the Hart-Scott-Rodino Act (the HSR Act) with the Federal Trade Commission (the FTC) and the Department of Justice. On July 20, 2007, the FTC granted early termination of the waiting period under the HSR Act with respect to the Merger. Parent made the required filings for regulatory approval relating to the Merger with the insurance commissioners of North Carolina and Ohio, the states in which the Company's insurance subsidiaries are domiciled, on July 11, 2007. The Merger is not subject to a financing condition and equity commitments for the full amount of the Merger Consideration plus funds sufficient to pay all related fees and expenses required to be paid or funded as of or prior to the consummation of the Merger have been received by Parent from affiliates of the D.E. Shaw group.

The Company and Parent each have certain termination rights under the terms of the Merger Agreement, including the right by either party to terminate the Merger Agreement if the Merger has not been consummated on or before December 15, 2007. In the event that the Merger Agreement is terminated under certain circumstances set forth in the Merger Agreement, the Company will be required to pay a fee of approximately $11.5 million to Parent and reimburse Parent for an amount not to exceed approximately $3.6 million for transaction fees and expenses incurred by Parent and its affiliates.

On August 3, 2007, the Company filed a preliminary proxy statement with the Securities and Exchange Commission containing information about the Merger and a special meeting of stockholders, to be called, at which the Company’s stockholders will be asked to vote on a proposal to approve the Merger Agreement. The definitive proxy statement, when filed, will include the date of the special meeting of stockholders and the record date for the special meeting. On August 5, 2007, the Company’s right to solicit competing proposals ended under the terms of the Merger Agreement. The Company did not receive any competing proposals during the solicitation period.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

3. Stock Based Compensation

A summary of stock option activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands, except for share data)

Other operating expenses recognized for stock based compensation	$275	$238	$540	$461
Related tax benefits of stock based compensation	$96	$84	$189	$162

Option Grant Activity:
Number of options granted	-	45,000	17,500	45,000
Weighted-average fair value on the date of grant	$-	$11.71	$11.00	$11.71

Option Exercise Activity:
Cash received from stock options exercised	$25	$-	$219	$173
Shares of common stock issued in connection with stock options exercised	2,500	-	21,400	17,255
Intrinsic value of options exercised	$56	$-	$416	$217
Income tax benefit of options exercised	$19	$-	$145	$75

The Company uses a Black-Scholes-Merton option pricing model in determining the fair value of the options granted. The following table summarizes the assumptions used to estimate the fair value of the Company’s share-based awards issued during the six months ended June 30, 2007:

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

As of June 30, 2007, there was $2.5 million of estimated unrecognized compensation cost related to non-vested option awards expected to be charged to earnings over a weighted-average period of 2.4 years.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

4.  Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except for share data)

Net income - numerator for basic and diluted earnings per share	$9,156	$8,551	$19,283	$15,380
Weighted - average common shares outstanding - denominator for basic earnings per share	15,137,856	15,087,308	15,131,149	15,081,571
Dilutive potential common shares:
Options	984,639	823,822	958,308	779,293
Warrants	104,230	91,945	102,171	87,802
Weighted - average common shares and dilutive potential common shares outstanding - denominator for diluted earnings per share	16,226,725	16,003,075	16,191,628	15,948,666

Earnings per share:
Basic	$0.60	$0.57	$1.27	$1.02
Diluted	$0.56	$0.53	$1.19	$0.96

5. Income Taxes

Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to interest income on tax-advantaged state and municipal securities. The Company did not have any unrecognized tax benefits at June 30, 2007 or January 1, 2007, the date FIN 48 was adopted. Tax year 2003 and all subsequent tax years remain subject to examination by the Internal Revenue Service.

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

6. Reserve for Losses and Loss Adjustment Expenses

A $2.8 million reserve redundancy developed in the three months ended June 30, 2007 on the direct business written arising from prior accident years. Of this development, $3.9 million of favorable development occurred in the Excess and Surplus Insurance segment’s casualty lines primarily related to the 2005 and 2004 accident years. The Excess and Surplus Insurance segment’s property lines experienced $534,000 of adverse development primarily related to hurricane losses in the 2005 accident year. Adverse development on prior accident years for direct business for the Workers’ Compensation Insurance segment in the three months ended June 30, 2007 was $512,000, with $711,000 of adverse development on the 2006 accident year exceeding $199,000 of favorable development on the 2005 and 2004 accident years.

A $2.0 million reserve redundancy developed in the three months ended June 30, 2006 on direct business written arising from prior accident years. Of this development, $1.5 million of favorable development occurred in the Excess and Surplus Insurance segment’s casualty lines, with $1.2 million of this favorable development coming from the 2004 accident year. Favorable development in the Excess and Surplus Insurance segment’s property lines of $513,000 primarily related to the 2005 accident year.

A $5.8 million reserve redundancy developed in the six months ended June 30, 2007 on direct business written arising from prior accident years. Of this development, $6.0 million of favorable development occurred in the Excess and Surplus Insurance segment’s casualty lines primarily related to the 2005 and 2004 accident years. Adverse development in the Excess and Surplus Insurance segment’s property lines during the six months ended June 30, 2007 of $645,000 primarily related to hurricane losses in the 2005 accident year. Favorable development on prior accident years for the Workers’ Compensation Insurance segment in the six months ended June 30, 2007 was $415,000.

A $4.4 million redundancy developed in the six months ended June 30, 2006 on the direct business written arising from prior accident years. Of this development, $3.0 million of favorable development occurred in the Excess and Surplus Insurance segment’s casualty lines, with $2.4 million of this favorable development coming from the 2004 accident year. Favorable development in the Excess and Surplus Insurance segment’s property lines of $1.1 million primarily related to the 2005 accident year. Favorable development for direct business written by the Workers’ Compensation Insurance segment totaled $242,000.

7.  Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Net unrealized losses arising during the period, before taxes	$(7,477)	$(4,078)	$(6,580)	$(8,593)
Income taxes	2,617	1,426	2,303	3,007
Net unrealized losses arising during the period, net of taxes	(4,860)	(2,652)	(4,277)	(5,586)
Less reclassification adjustment:
Net losses realized in net income	(19)	(49)	(27)	(84)
Income taxes	6	17	9	29
Reclassification adjustment for losses realized in net income	(13)	(32)	(18)	(55)
Other comprehensive loss	(4,847)	(2,620)	(4,259)	(5,531)
Net income	9,156	8,551	19,283	15,380
Comprehensive income	$4,309	$5,931	$15,024	$9,849

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

8. Contingent Liabilities

The Company is aware of one lawsuit filed in connection with the proposed Merger of the Company with members of the D. E. Shaw group. On June 13, 2007, Levy Investments filed a purported class action (the Levy complaint) in the Superior Court for Orange County, North Carolina against the Company, all of the directors of the Company and the D. E. Shaw group. The Levy complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to stockholders in approving the Merger Agreement and that the negotiation and structure of the proposed Merger are the result of an unfair process. The Levy complaint seeks, among other things, class certification and an injunction preventing the completion of the Merger, and a declaration that the directors breached their fiduciary duties. The Company believes the Levy complaint is without merit and plans to defend it vigorously.

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

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2007
Gross written premiums	$64,469	$14,980	$-	$79,449
Net earned premiums	48,744	14,243	-	62,987
Segment revenues	53,729	15,275	(17)	68,987
Underwriting profit of insurance segments	11,019	225	-	11,244
Net investment income	4,839	1,018	94	5,951
Interest expense	-	-	1,298	1,298
Segment assets	659,899	112,418	21,206	793,523

Three Months Ended June 30, 2006
Gross written premiums	$63,788	$10,846	$-	$74,634
Net earned premiums	43,316	9,286	-	52,602
Segment revenues	46,754	9,972	379	57,105
Underwriting profit of insurance segments	9,760	410	-	10,170
Net investment income	3,487	674	345	4,506
Interest expense	-	-	896	896
Segment assets	558,025	83,659	30,680	672,364

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

9. Segment Information (continued)

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
	(in thousands)
Six Months Ended June 30, 2007
Gross written premiums	$129,948	$29,589	$-	$159,537
Net earned premiums	96,133	27,103	-	123,236
Segment revenues	105,798	29,128	143	135,069
Underwriting profit of insurance segments	19,191	3,070	-	22,261
Net investment income	9,527	1,994	201	11,722
Interest expense	-	-	2,582	2,582
Segment assets	659,899	112,418	21,206	793,523

Six Months Ended June 30, 2006
Gross written premiums	$121,556	$21,243	$-	$142,799
Net earned premiums	82,900	17,791	-	100,691
Segment revenues	89,382	19,086	726	109,194
Underwriting profit (loss) of insurance segments	17,891	(233)	-	17,658
Net investment income	6,566	1,272	661	8,499
Interest expense	-	-	1,673	1,673
Segment assets	558,025	83,659	30,680	672,364

The following table reconciles the underwriting profit (loss) of the insurance segments by individual segment to consolidated income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Underwriting profit (loss) of insurance segments:
Excess and Surplus Insurance	$11,019	$9,760	$19,191	$17,891
Workers’ Compensation Insurance	225	410	3,070	(233)
Total underwriting profit of insurance segments	11,244	10,170	22,261	17,658
Other operating expenses of the Corporate and Other segment	(2,870)	(1,166)	(3,815)	(1,807)
Underwriting profit (a)	8,374	9,004	18,446	15,851
Net investment income	5,951	4,506	11,722	8,499
Net realized investment losses	(19)	(49)	(27)	(84)
Other income	68	46	138	88
Interest expense	(1,298)	(896)	(2,582)	(1,673)
Consolidated income before taxes	$13,076	$12,611	$27,697	$22,681

(a)
Other operating expenses of the Corporate and Other segment for the three months and six months ended June 30, 2007 include $2.0 million of legal, accounting, and investment banking fees associated with the proposed transaction. (See Note 2)

Notes to Condensed Consolidated Financial Statements
(Unaudited) (continued)

10. Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Other underwriting expenses of the insurance segments	$5,033	$3,856	$10,887	$7,563
Amortization of policy acquisition costs	9,756	8,362	18,866	16,039
Other operating expenses of the Corporate and Other segment	2,870	1,166	3,815	1,807
Total	$17,659	$13,384	$33,568	$25,409

11. Investment in Joint Venture

During the second quarter of 2007, the Company invested $620,000 as a one-third owner of a real estate joint venture, Forest Avenue Office, LLC. This joint venture will own and construct a commercial office building which will eventually house the Company’s Richmond, Virginia operations. The investment is recorded in “other assets” in the accompanying balance sheet.

12. Subsequent Events

On July 2, 2007, the Company completed an acquisition of 100% of the stock of Align Financial Group, a wholesale and retail insurance agency with principal offices in San Diego, California.

In July 2007, the Company invested an additional $1.6 million to a real estate joint venture (see Note 11), bringing the Company’s total investment in the real estate joint venture to $2.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 11, 2007, the Company announced that it had signed a definitive merger agreement under which a Bermuda-based holding company and member of the D. E. Shaw group, a global investment management firm, would acquire the Company. In connection with the transaction, during the second quarter, the Company incurred $2.0 million of pre-tax transaction costs ($1.3 million after-tax, or $0.08 per diluted share) for legal, accounting and investment banking services. See - “Proposed Transaction”.

OVERVIEW

James River Group, Inc. is an insurance holding company that primarily owns and manages property/casualty insurance companies focused on specialty insurance niches. We seek to:

•	earn a profit from underwriting; and
•	produce a return on average equity of 15% or greater.

Earning a profit from underwriting means that we intend for the premiums we earn in any period to be sufficient to pay all of the losses and loss adjustment expenses we incur during the period as well as all of the expenses associated with our operations. We use underwriting profit or loss as a basis for evaluating our underwriting performance. Our strategy is to operate at a lower expense ratio than many of our competitors; focus our efforts on the specialty insurance market where profits have historically been better than in the standard market; underwrite each risk individually in order to apply our expertise to each risk we underwrite; use technology to provide our employees and managers with timely and accurate information about our business; and actively manage claims in accordance with the terms of our insurance contracts. Our underwriting profit for the three months ended June 30, 2007 (which included the $2.0 million of transaction costs as noted above) was $8.4 million, a decrease from the underwriting profit of $9.0 million reported for the same period last year. For the six months ended June 30, 2007, our underwriting profit was $18.4 million, an increase over the underwriting profit of $15.9 million reported for the same period last year. Excluding the transaction costs noted above, our adjusted underwriting profit for the three-month and six-month periods ended June 30, 2007 was $10.4 million and $20.5 million, respectively. These adjusted amounts represent a 15.4% and 29.1% increase over the underwriting profit of the prior year, respectively.

We calculate return on equity by dividing net income by average stockholders’ equity for the period on an annualized basis. Our overall financial goal is to produce an annual return on equity of at least 15.0%. Our annualized return on equity, including the transaction costs noted above, was 16.3% for the quarter ended June 30, 2007 and 17.5 % for the six months ended June 30, 2007, compared to the return for the same periods in 2006 which were 18.6% and 17.0%, respectively.

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

•	The Corporate and Other segment consists of management and treasury activities of our holding company and interest expense associated with our debt.

James River Insurance and Stonewood Insurance each have a financial strength rating of “A-” (Excellent) from A.M. Best.

RESULTS OF OPERATIONS

The following table compares the components of net income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)

Gross written premiums	$79,449	$74,634	6.5%	$159,537	$142,799	11.7%
Net retention (a)	90.1%	73.5%		84.9%	76.0%
Net written premiums	$71,572	$54,824	30.5%	$135,442	$108,512	24.8%

Net earned premiums	$62,987	$52,602	19.7%	$123,236	$100,691	22.4%
Losses and loss adjustment expenses	(36,954)	(30,214)	22.3%	(71,222)	(59,431)	19.8%
Other operating expenses (b)	(17,659)	(13,384)	31.9%	(33,568)	(25,409)	32.1%
Underwriting profit (c)	8,374	9,004	(7.0%)	18,446	15,851	16.4%
Net investment income	5,951	4,506	32.1%	11,722	8,499	37.9%
Net realized investment losses	(19)	(49)	(61.2%)	(27)	(84)	(67.9%)
Other income	68	46	47.8%	138	88	56.8%
Interest expense	(1,298)	(896)	44.9%	(2,582)	(1,673)	54.3%
Federal income tax expense	(3,920)	(4,060)	(3.4%)	(8,414)	(7,301)	15.2%
Net income	$9,156	$8,551	7.1%	$19,283	$15,380	25.4%
Ratios:
Loss ratio	58.7%	57.4%	-	57.8%	59.0%	-
Expense ratio (b)	28.0%	25.4%	-	27.2%	25.2%	-
Combined ratio (b)	86.7%	82.9%	-	85.0%	84.3%	-

(a) Net retention is defined as the ratio of net written premiums to gross written premiums.
(b) Includes $2.0 million of transaction costs for the quarter and six months ended June 30, 2007.
(c) See “Reconciliation of Non-GAAP Measures” for further detail.

Results of Operations

Net income was $9.2 million, or $0.56 per diluted share, for the three months ended June 30, 2007, compared to $8.6 million, or $0.53 per diluted share, for the three months ended June 30, 2006. For the six-month period ended June 30, 2007, net income was $19.3 million, or $1.19 per diluted share, compared to the prior year’s net income of $15.4 million, or $0.96 per diluted share. Net income for the 2007 periods included $2.0 million of pre-tax transaction costs (or $0.08 per diluted share) for legal, accounting and investment banking services. Weighted-average diluted shares outstanding were 16.2 million and 16.0 million for the quarter ended June 30, 2007 and 2006, respectively (16.2 million and 15.9 million on a year-to-date basis, respectively).

Our combined ratio for the three months ended June 30, 2007 was 86.7%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the quarter included $2.8 million, or 4.5 percentage points, of net favorable reserve development on direct business written by the Company on prior accident years including $3.9 million of favorable reserve development from the Excess and Surplus Insurance segment’s casualty business offset by $534,000 of adverse development from the Excess and Surplus Insurance segment’s property business and $512,000 of adverse development from the Workers’ Compensation Insurance segment.

The combined ratio for the six months ended June 30, 2007 of 85.0% included $5.8 million, or 4.7 percentage points, of net favorable reserve development on direct business written by the Company from prior accident years including $6.0 million of favorable reserve development from the Excess and Surplus Insurance segment’s casualty business and $415,000 of favorable reserve development from the Workers’ Compensation Insurance segment offset by $645,000 of adverse development from the Excess and Surplus Insurance segment’s property business.

Included in our combined ratio, our expense ratio increased to 28.0% for the second quarter of 2007 compared to 25.4% for the second quarter of 2006. For the six-month period ended June 30, 2007 our expense ratio increased from 25.2% in 2006 to 27.2% for the six-month period ended June 30, 2007. This increase was primarily attributable to the $2.0 million in transaction costs (representing 3.2 percentage points and 1.6 percentage points in our expense ratio for the three-month and six-month periods, respectively).

In the prior year, the combined ratio for the three months ended June 30, 2006 was 82.9%. It included $2.0 million or 3.9 percentage points, of favorable reserve development on direct business written by the Company from prior accident years. This favorable development arose as follows: $1.5 million of favorable development from the Excess and Surplus Insurance segment’s casualty business, $513,000 of favorable development from the Excess and Surplus Insurance segment’s property business and $19,000 of favorable development for the Workers’ Compensation Insurance segment.

In the prior year, the combined ratio for the six months ended June 30, 2006 was 84.3%. It included $4.4 million, or 4.3 percentage points, of net favorable reserve development on direct business written by the Company from prior accident years. This net favorable development arose as follows: $3.0 million of favorable development from the Excess and Surplus Insurance segment’s casualty business, $1.1 million of favorable development from the Excess and Surplus Insurance segment’s property lines and $242,000 of favorable development for the Workers’ Compensation Insurance segment.

Adjusted Results of Operations Excluding Transaction Costs of $2.0 Million

The following presentation of adjusted results of operations excludes $2.0 million of pre-tax transaction costs (or $0.08 per diluted share) for legal, accounting and investment banking services. See - “Reconciliation of Non-GAAP Measures”.

Adjusted net income was $10.5 million, or $0.64 per diluted share, for the three months ended June 30, 2007, compared to $8.6 million, or $0.53 per diluted share, for the three months ended June 30, 2006. For the six-month period ended June 30, 2007, adjusted net income was $20.6 million, or $1.27 per diluted share, compared to the prior year’s net income of $15.4 million, or $0.96 per diluted share.

Our adjusted combined ratio for the three months ended June 30, 2007 was 83.5%. It included $2.8 million, or 4.5 percentage points, of net favorable reserve development on direct business written by the Company on prior accident years. This is fairly consistent with the combined ratio for the prior year’s second quarter of 82.9% which is noted above.

The adjusted combined ratio for the six months ended June 30, 2007 of 83.4% included $5.8 million, or 4.7 percentage points, of net favorable reserve development on direct business written by the Company on prior accident years. This is lower than the combined ratio for the first six months of the prior year of 84.3%, which is noted above.

Included in our adjusted combined ratio, our adjusted expense ratio decreased to 24.8% for the second quarter of 2007 compared to 25.4% for the second quarter of 2006. For the six-month period ended June 30, our adjusted expense ratio remained relatively stable from 25.2% in 2006 to 25.6% in 2007.

Premiums

The following table summarizes the growth in premium volume by component and business segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Insurance	$64,469	$63,788	1.1%	$129,948	$121,556	6.9%
Workers’ Compensation Insurance	14,980	10,846	38.1%	29,589	21,243	39.3%
	$79,449	$74,634	6.5%	$159,537	$142,799	11.7%

Net written premiums:
Excess and Surplus Insurance	$57,696	$45,368	27.2%	$107,319	$89,944	19.3%
Workers’ Compensation Insurance	13,876	9,456	46.7%	28,123	18,568	51.5%
	$71,572	$54,824	30.5%	$135,442	$108,512	24.8%

Net earned premiums:
Excess and Surplus Insurance	$48,744	$43,316	12.5%	$96,133	$82,900	16.0%
Workers’ Compensation Insurance	14,243	9,286	53.4%	27,103	17,791	52.3%
	$62,987	$52,602	19.7%	$123,236	$100,691	22.4%

The excess and surplus insurance industry has been facing a softening market where price competition from other carriers as well as the standard insurance market has begun to intensify. Despite this, gross written premiums for the second quarter and six months ended June 30, 2007 for the Excess and Surplus Insurance segment grew 1.1% and 6.9%, respectively. The increases reflect an increase in renewal business as well as penetration and growth in this segment’s broker network. The number of brokers submitting business to the Excess and Surplus Insurance segment grew 11.9% from 219 for the three months ended June 30, 2006 to 245 for the three months ended June 30, 2007.

Gross written premiums for the Workers’ Compensation Insurance segment for the three months ended June 30, 2007 increased significantly over the quarter ended June 30, 2006. This is attributable to an 18.7% increase in submissions for the second quarter on new business (21.4% on a year-to-date basis) coupled with an increase in renewals over the prior year. During 2007, the Workers’ Compensation Insurance segment began to write policies in Virginia (although the total gross written premiums during 2007 was only $57,000). The increase in premiums noted above resulted from increased penetration with existing agents as well as a 13.6% increase in new agents (the number of producing agencies in the Workers’ Compensation Insurance network increased from 132 at June 30, 2006 to 150 at June 30, 2007). Additionally, gross written premiums for the three months ended June 30, 2007 and 2006 included $601,000 and $657,000, respectively, of assumed premiums from our allocation from the North Carolina involuntary workers’ compensation pool. For the six months ended June 30, 2007 and 2006, assumed premiums from the pool were $1.4 million and $1.2 million, respectively.

The ratio of net written premiums to gross written premiums is referred to as our net retention. For the three months ended June 30, 2007 and 2006, our net retention was 90.1% and 73.5%, respectively (84.9% and 76.0%, respectively, on a year-to-date basis). The net retention for the Excess and Surplus Insurance segment was 89.5% and 71.1% for the three months ended June 30, 2007 and 2006, respectively (82.6% and 74.0%, respectively, on a year-to-date basis). The increase in net retention in the Excess and Surplus Insurance segment is attributable to a June 1, 2007 change in the Company’s property reinsurance program from quota share to excess of loss. This change resulted in a reduction of ceded written premiums (and a corresponding increase in net written premiums) of $8.6 million in the second quarter of 2007. The net retention for the Worker’s Compensation Insurance segment was 92.6% and 87.2% for the three months ended June 30, 2007 and 2006, respectively (95.0% and 87.4%, respectively, on a year-to-date basis). The increase in net retention in the Workers’ Compensation Insurance segment is attributable, in part, to a change in the segment’s reinsurance program where it increased its retention from $750,000 to $1.0 million per occurrence effective January 1, 2007. The remainder of the increase is attributable to the recording of reinsurance deposit payments.

Premiums are earned ratably over the terms of our insurance policies, generally twelve months, and net earned premiums were affected by the growth in written premiums over the prior year.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Excess and Surplus Insurance	77.4%	77.5%	80.0%	78.4%
Workers’ Compensation Insurance	98.4%	95.6%	88.7%	101.3%
Total	86.7%	82.9%	85.0%	84.3%

Excess and Surplus Insurance

Underwriting results for the Excess and Surplus Insurance segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)

Gross written premiums	$64,469	$63,788	1.1%	$129,948	$121,556	6.9%
Net written premiums	$57,696	$45,368	27.2%	$107,319	$89,944	19.3%

Net earned premiums	$48,744	$43,316	12.5%	$96,133	$82,900	16.0%
Losses and loss adjustment expenses	(26,323)	(23,945)	9.9%	(54,226)	(46,312)	17.1%
Underwriting expenses	(11,402)	(9,611)	18.6%	(22,716)	(18,697)	21.5%
Underwriting profit (1)	$11,019	$9,760	12.9%	$19,191	$17,891	7.3%

Ratios:
Loss ratio	54.0%	55.3%	-	56.4%	55.9%	-
Expense ratio	23.4%	22.2%	-	23.6%	22.6%	-
Combined ratio	77.4%	77.5%	-	80.0%	78.4%	-

(1) See - “Reconciliation of Non-GAAP Measures”.

The combined ratio for the Excess and Surplus Insurance segment for the three months ended June 30, 2007 was 77.4%, comprised of a loss ratio of 54.0% and an expense ratio of 23.4%. This included $3.4 million, or 6.9 percentage points, of net favorable reserve development in our loss estimates for prior accident years consisting of $3.9 million arising from casualty business offset by $534,000 of adverse development from property business. This compares to the prior year’s second quarter combined ratio of 77.5%, comprised of a loss ratio of 55.3% and an expense ratio of 22.2%. The prior year’s combined ratio for the second quarter included $2.0 million, or 4.7 percentage points, of favorable development consisting of $1.5 million of favorable development on casualty business and $513,000 on property business.

The expense ratio for the second quarter increased from 22.2% in 2006 to 23.4% for the three months ended June 30, 2007. This is primarily attributable to an increase in compensation-related items.

As a result of the items discussed above, our underwriting profit increased 12.9% from $9.8 million for the three months ended June 30, 2006 to $11.0 million for the three months ended June 30, 2007.

The combined ratio for the Excess and Surplus Insurance segment for the six months ended June 30, 2007 was 80.0%, comprised of a loss ratio of 56.4% and an expense ratio of 23.6%. This included $5.4 million, or 5.6 percentage points, of net favorable development in our loss estimates for prior accident years consisting of $6.0 million arising from casualty business offset by $645,000 of adverse development from property business. This compares to the first six months of the prior year’s combined ratio of 78.4%, comprised of a loss ratio of 55.9% and an expense ratio of 22.6%. The prior year’s combined ratio included $4.1 million, or 5.0 percentage points, of favorable reserve development in our loss estimates for prior accident years which included $3.0 million of favorable development on casualty business and $1.1 million on property business.

The expense ratio for the six months ended June 30 increased from 22.6% in 2006 to 23.6% in 2007. This is primarily attributable to an increase in compensation-related items.

As a result of the items discussed above, underwriting profit of the Excess and Surplus Insurance segment increased 7.3% from $17.9 million for the six months ended June 30, 2006 to $19.2 million for the six months ended June 30, 2007.

Underwriting results by major line of business within the Excess and Surplus Insurance segment are as follows:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)

Net earned premiums	$47,503	$1,241	$48,744	$94,389	$1,744	$96,133
Losses and loss adjustment expenses	$24,959	$1,364	$26,323	$51,941	$2,285	$54,226
Loss ratio	52.5%	109.9%	54.0%	55.0%	131.0%	56.4%

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)

Net earned premiums	$41,624	$1,692	$43,316	$79,327	$3,573	$82,900
Losses and loss adjustment expenses	$23,866	$79	$23,945	$45,175	$1,137	$46,312
Loss ratio	57.3%	4.7%	55.3%	56.9%	31.8%	55.9%

The loss ratio for property lines for the three and six months ended June 30, 2007 reflects adverse development on prior accident years which had a more prominent effect on the loss ratio due to the low net earned premium volume noted above.

Workers’ Compensation Insurance

Underwriting results for the Workers’ Compensation Insurance segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)

Gross written premiums	$14,980	$10,846	38.1%	$29,589	$21,243	39.3%
Net written premiums	$13,876	$9,456	46.7%	$28,123	$18,568	51.5%

Net earned premiums	$14,243	$9,286	53.4%	$27,103	$17,791	52.3%
Losses and loss adjustment expenses	(10,631)	(6,269)	69.6%	(16,996)	(13,119)	29.6%
Underwriting expenses	(3,387)	(2,607)	29.9%	(7,037)	(4,905)	43.5%
Underwriting profit (loss)(1)	$225	$410	(45.1%)	$3,070	$(233)	-

Ratios:
Loss ratio	74.6%	67.5%	-	62.7%	73.7%	-
Expense ratio	23.8%	28.1%	-	26.0%	27.6%	-
Combined ratio	98.4%	95.6%	-	88.7%	101.3%	-

(1) See - “Reconciliation of Non-GAAP Measures”.

The combined ratio for the Workers’ Compensation Insurance segment for the three months ended June 30, 2007 was 98.4%, comprised of a loss ratio of 74.6% and an expense ratio of 23.8%. The loss ratio included $512,000, or 3.6 percentage points, of adverse reserve development on prior accident years for direct business. This compares to the prior year’s second quarter combined ratio of 95.6%, comprised of a loss ratio of 67.5% and an expense ratio of 28.1%. The loss ratio for the second quarter of the prior year included $19,000, or 0.2 percentage points, of favorable development on direct business from prior accident years. The results for the quarter ended June 30, 2007 reflected higher loss activity.

The expense ratio for the second quarter decreased from 28.1% in 2006 to 23.8% for the three months ended June 30, 2007. This decrease primarily reflects the management of growth in underwriting and other expenses while achieving significant growth in earned premiums.

As a result of the items discussed above, our underwriting profit decreased from $410,000 for the three months ended June 30, 2006 to $225,000 for the three months ended June 30, 2007.

The combined ratio for the Workers’ Compensation Insurance segment for the six months ended June 30, 2007 was 88.7%, comprised of a loss ratio of 62.7% and an expense ratio of 26.0%. The loss ratio included $415,000, or 1.5 percentage points, of net favorable reserve development on prior accident years. For the six months ended June 30, 2006, the Workers’ Compensation Insurance segment had a combined ratio of 101.3%, comprised of a loss ratio of 73.7% and an expense ratio of 27.6%. The loss ratio included high loss activity in the first quarter of 2006 offset by $242,000, or 1.4 percentage points, of favorable reserve development on direct business from prior accident years.

The expense ratio of the Workers’ Compensation Insurance segment for the six months ended June 30, 2007 of 26.0% improved over the prior year of 27.6% principally due to the management of growth in underwriting and other expenses while achieving significant growth in earned premiums.

As a result of the items discussed above, our underwriting profit (loss) of the Workers’ Compensation Insurance segment increased from a loss of $233,000 for the six months ended June 30, 2006 to a profit of $3.1 million for the six months ended June 30, 2007.

Reserves

The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2007 was $351.0 million. Of this amount, 75.2% relates to amounts that are incurred but not reported (IBNR). The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2007
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Insurance
Casualty Lines	$51,159	$224,322	$275,481
Property Lines	18,295	14,997	33,292
Workers’ Compensation Insurance	17,485	24,740	42,225
Total	$86,939	$264,059	$350,998

At June 30, 2007, the amount of net reserves related to IBNR was 79.2% of the total net reserve for losses and loss adjustment expenses. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2007
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Insurance
Casualty Lines	$31,065	$174,511	$205,576
Property Lines	4,581	5,129	9,710
Workers’ Compensation Insurance	17,228	21,340	38,568
Total	$52,874	$200,980	$253,854

Other Operating Expenses

Other operating expenses for the Company include both the underwriting, acquisition and insurance expenses of the Excess and Surplus Insurance segment and the Workers’ Compensation Insurance segment as well as the expenses of the Corporate and Other segment.

Corporate and Other Segment

Other operating expenses for the Corporate and Other segment include personnel costs associated with holding company employees, directors’ fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries. These reimbursements are included primarily as underwriting expenses in the results of our insurance subsidiaries. Other operating expenses of the Corporate and Other segment represent the expenses of the holding company that were not reimbursed by our subsidiaries, including costs associated with potential acquisitions and other strategic initiatives. These costs may vary from period-to-period based on the status of these initiatives. In 2007, other operating expenses for this segment included $2.0 million of pre-tax transaction costs for legal, accounting and investment banking services.

The total operating expenses of the Corporate and Other segment were $2.9 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively. These expenses were $3.8 and $1.8 million for the six months ended June 30, 2007 and 2006, respectively. Total operating expenses for the quarter and six months ended June 30, 2007 included the $2.0 million of transaction-related expenses.

Investing Results

Net investment income for the three months ended June 30, 2007 was $6.0 million, an increase from the $4.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, net investment income was $11.7 million, an increase from the $8.5 million for the six months ended June 30, 2006. The increase in net investment income reflects the significant growth in our cash and invested assets from $465.2 million at June 30, 2006 to $582.7 million at June 30, 2007 and an increase in our average investment yield. The growth in our invested assets is a result of an increase in our net written premiums. The following table summarizes our investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Annualized gross investment yield on:
Average cash and invested assets	4.4%	4.3%	4.5%	4.3%
Average fixed maturity securities	4.6%	4.3%	4.6%	4.2%
Annualized tax equivalent yield on:
Average fixed maturity securities	5.4%	4.8%	5.4%	4.7%

Our cash and invested assets consist of fixed maturity securities, equity securities and cash and cash equivalents. Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). The average duration of our fixed maturity security portfolio at June 30, 2007 is approximately 4.7 years.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	June 30, 2007			December 31, 2006
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$229,285	$226,170	42.1%	$198,627	$200,264	40.5%
Mortgage-backed	103,921	101,688	18.9%	92,673	91,760	18.5%
Corporate	75,465	73,778	13.7%	88,561	86,895	17.6%
Asset-backed	64,897	63,915	11.9%	59,226	58,889	11.9%
Obligations of U.S. government corporations and agencies	25,960	25,548	4.8%	25,954	25,568	5.2%
U.S. Treasury securities and obligations guaranteed by the U.S. Government	23,202	22,312	4.1%	23,191	22,640	4.5%
Total fixed maturity securities	522,730	513,411	95.5%	488,232	486,016	98.2%
Equity securities	23,266	23,983	4.5%	8,536	8,703	1.8%
Total investments	$545,996	$537,394	100.0%	$496,768	$494,719	100.0%

The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:

	June 30, 2007
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$26,040	$25,808	5.0%
After one year through five years	81,926	80,056	15.6%
After five years through ten years	91,733	89,675	17.5%
After ten years	154,213	152,269	29.7%
Mortgage-backed	103,921	101,688	19.8%
Asset-backed	64,897	63,915	12.4%
Total	$522,730	$513,411	100.0%

At June 30, 2007, our fixed maturity security portfolio had a net unrealized loss of $9.3 million, representing 1.8% of the amortized cost of the portfolio. The majority of the unrealized losses on fixed maturity securities at June 30, 2007 are interest rate related. Each fixed maturity security and equity security in our portfolio had a fair value that was greater than 91.0% of its amortized cost (or cost for equity securities) at June 30, 2007. None of the fixed maturity securities with unrealized losses has ever missed or been delinquent on a scheduled principal or interest payment. At June 30, 2007, 97.2% of our fixed maturity security portfolio was rated ‘‘A-’’ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.

We have concluded that none of the available-for-sale securities with unrealized losses at June 30, 2007 has experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value in this determination.

The balance of our cash and cash equivalents was $45.3 million at June 30, 2007. The percentage of cash and cash equivalents to cash and invested assets was 7.8% at June 30, 2007 compared to 7.5% at December 31, 2006. At June 30, 2007, cash and invested assets per share was $38.49 compared to $35.39 at December 31, 2006.

In the fourth quarter of 2006, we began to invest in equity securities, principally in various market indices. Over time, up to 10.0% of cash and invested assets may be invested in equity securities. At June 30, 2007, equity securities of $24.0 million represented 4.1% of total cash and invested assets.

At June 30, 2007, the Company held $4.6 million in par value of securitizations of alternative-A and sub-prime mortgages, all of which are rated “AAA” by the established ratings agencies.

Interest Expense

Interest expense totaled $1.3 million and $896,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, this amount was $2.6 million and $1.7 million, respectively. Interest expense relates to $15.0 million of senior debt and $43.3 million of junior subordinated debt. Interest on these notes accrues at floating rates, and the increase in interest expense reflects increases in the overall rate environment over the past 12 months as well as the issuance of the additional $20.6 million of junior subordinated debt in June 2006.

Income Taxes

For the three-month and six-month periods ended June 30, 2007 and 2006, income tax expense differs from the amount computed by applying the Federal statutory income tax rate to income before taxes primarily due to interest income on tax-advantaged state and municipal securities. Our effective tax rates were 30.0% and 32.2%, respectively, for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, those rates were 30.4% and 32.2% respectively. State and municipal securities represented 44.1% of our fixed maturity security portfolio at June 30, 2007 compared to 36.4% at June 30, 2006.

The Company does not have any unrecognized tax benefits at June 30, 2007. Tax year 2003 and all subsequent tax years remain subject to examination by the Internal Revenue Service.

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

The payment to us of dividends by our subsidiaries is limited by statute. In general, these restrictions require that dividends be paid out of earned surplus and limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any 12-month period without advance regulatory approval. The maximum amount of dividends available to us from our insurance subsidiaries during 2007 without regulatory approval is $33.8 million. However, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends under any applicable formula.

At June 30, 2007, cash and invested assets at our holding company totaled $16.5 million.

During the second quarter of 2007, the Company invested $620,000 as a minority partner in a real estate joint venture. This joint venture will own and construct a commercial office building which will eventually house the Company’s Richmond, Virginia operations. The investment is recorded in “other assets” in the accompanying financial statements. During July 2007, the Company invested an additional $1.6 million in the joint venture.

Our net written premium to surplus ratio (defined as annualized net written premiums to statutory surplus) is reviewed by management as well as our rating agency as a measure of leverage and efficiency of deployed capital. As we have a relatively limited operating history, the rating agency’s metrics require us to have a lower premium to surplus ratio than that of some of our competitors. For the three months ended June 30, 2007, our annualized net written premium to surplus ratio was 1.2 to 1.0 (1.1 to 1.0 for the six months ended June 30, 2007).

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income and proceeds from offerings of debt and equity securities. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses and income taxes.

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$60,309	$72,610
Investing activities	(51,146)	(102,094)
Financing activities	(4,177)	20,221
Change in cash and cash equivalents	$4,986	$(9,263)

The decrease in net cash provided by operating activities for the six-months ended June 30, 2007 is due primarily to a decrease in reinsurance recoveries on paid losses (since the first six months of 2006 had significant recoveries on reinsurance from hurricane-related losses paid by the Company in 2005).

Cash used in financing activities for the six months ended June 30, 2007 relates primarily to the $4.5 million of common stock dividends paid during 2007. Cash provided by financing activities in the prior year primarily relates to the proceeds of the trust preferred transaction which closed on June 15, 2006.

Senior Debt and Junior Subordinated Debt

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior debt is redeemable prior to its stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the senior debt contain certain covenants, which, among other things, restrict our assuming senior indebtedness secured by our Common Stock or our subsidiaries’ capital stock or issuing shares of our subsidiaries’ capital stock. We are in compliance with all such covenants at June 30, 2007.

We have sold trust preferred securities through three Delaware statutory trusts sponsored and wholly-owned by us. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated debt. The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2007:

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

We have provided a full, irrevocable and unconditional guarantee of payment of the obligations of each of the trusts under the trust preferred securities. The indentures for the junior subordinated debt contain certain covenants with which we are in compliance as of June 30, 2007.

At June 30, 2007, the ratio of total debt outstanding to total capitalization (defined as total debt outstanding plus total stockholders’ equity) was 20.5%. We use capital to support our premium growth and having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using equity alone. Our target debt to total capitalization ratio is 35.0% or less.

Reinsurance

We enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance has been contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2007 and 2006, our net retention was 90.1% and 73.5%, respectively. For the six months ended June 30, 2007 and 2006, our net retention was 84.9% and 76.0%, respectively.

On June 1, 2007, the Company changed its property reinsurance program from quota share to excess of loss. This change resulted in a reduction of ceded written premiums (and a corresponding increase in net written premiums) of $8.6 million in the second quarter of 2007.

The following is a summary of our casualty reinsurance effective July 1, 2007:

Line of Business	Company Retention

Primary Casualty	Up to $2.0 million per occurrence
Excess Casualty	$500,000 per occurrence (1)
Workers’ Compensation	$1.0 million per occurrence and losses above $20.0 million per occurrence and above $10.0 million on any one life

(1)
For policies with an occurrence limit of $1.0 million or higher, the excess casualty treaty is set such that our retention is $500,000. For policies where we also write an underlying primary casualty policy, the excess casualty reinsurance reduces our retention to $100,000, which when added to our retention on the primary casualty coverage, results in a total retention of $1.1 million on that risk.

The following is a summary of our property reinsurance in place as of June 30, 2007:

Line of Business	Company Retention

Primary Property	$1.0 million per risk
Excess Property	$2.0 million per risk

Additionally, we have a property reinsurance treaty that covers our per occurrence exposure to terrorism as provided under the Terrorism Risk Insurance Act of 2002. This treaty covers $3.0 million in excess of $2.0 million per risk.

We use catastrophe-modeling software to analyze the risk of severe losses from hurricanes and earthquakes. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. We do not write any primary property insurance with wind coverage within 100 miles of the Southeast and Gulf coasts of the United States or within 30 miles of the Northeast coast of the United States. In that area, we have reduced the concentration of exposed limits on excess property in any 50 mile area to $50.0 million or less. We have imposed a similar limitation on earthquake exposed property we write.

We measure exposure to potential catastrophe losses in terms of probable maximum loss, which is an estimate of the amount we would expect to pay in any one catastrophe event over a specified period of time (i.e. a return period). We manage this potential loss by purchasing catastrophe reinsurance coverage.

Effective June 1, 2007, we purchased catastrophe reinsurance of $47.5 million in excess of our $2.5 million per event retention. This coverage has one reinstatement in the event we exhaust any of the coverage. We also purchased $2.5 million of coverage in excess of $2.5 million retention for a third and fourth event. Based upon our modeling, a $50 million gross catastrophe loss is expected to exceed our 500 year probable maximum loss. In the event of a $50 million gross property catastrophe loss to the Company, we estimate our net after-tax cost at approximately $5.2 million, including reinstatement premiums. In addition to our retention, we would retain any losses in excess of our reinsurance coverage limits.

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At June 30, 2007, there was no allowance for uncollectible reinsurance recoverables. James River Insurance and Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of ‘‘A-’’ (Excellent) or better.

At June 30, 2007, we had reinsurance recoverables on unpaid losses of $97.1 million and reinsurance recoverables on paid losses of $4.1 million. Included in reinsurance recoverables on paid and unpaid losses at June 30, 2007 are $10.1 million of recoverables related to Hurricane Katrina and $9.8 million related to Hurricane Wilma. All but $2.9 million of our total recoverables on paid and unpaid losses at June 30, 2007 were from companies with A.M. Best ratings of “A-” or better or are collateralized.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value included in current earnings. The election is made on specified election dates, can be made on an instrument-by-instrument basis, and is irrevocable. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting Statement 159 on our financial statements.

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

Prior to May 3, 2005 (the date that we filed our Form S-1 with the Securities and Exchange Commission), we used the Minimum Value method to calculate the pro forma disclosures required by Statement 123. We continue to account for the portion of awards granted prior to May 3, 2005 that have not been modified, cancelled or repurchased subsequent to that date using the intrinsic value method prescribed in APB Opinion No. 25 and its related interpretive guidance. When we adopted Statement 123(R), we began recognizing the expense associated with awards issued on or after May 3, 2005 and for awards modified, repurchased or cancelled on or after that date in the income statement over the award’s vesting period using the modified prospective method. Compensation expense amounts related to options are recognized on a straight-line basis over each award’s vesting period in our income statement. We recognized $275,000 and $238,000 of other operating expenses for stock based compensation for the three months ended June 30, 2007 and 2006, respectively. For the six-month periods ended June 30, 2007 and 2006, such amounts were $540,000 and $461,000, respectively. As of June 30, 2007, there was

$2.5 million of estimated unrecognized compensation cost related to non-vested option awards expected to be charged to earnings over a weighted-average period of 2.4 years.

We use a Black-Scholes-Merton option pricing model in determining the fair value of option grants. The following table summarizes the assumptions used to estimate the fair value of our share-based awards issued during the six months ended June 30, 2007:

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

Readers are urged to review ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates’’ and Note 1 to the audited consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission for a more complete description of our critical accounting policies and estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Underwriting profit (loss) of the insurance segments:
Excess and Surplus Insurance	$11,019	$9,760	$19,191	$17,891
Workers’ Compensation Insurance	225	410	3,070	(233)
Total underwriting profit of insurance segments	11,244	10,170	22,261	17,658
Other operating expenses of the Corporate and Other segment (a)	(2,870)	(1,166)	(3,815)	(1,807)
Underwriting profit	8,374	9,004	18,446	15,851
Net investment income	5,951	4,506	11,722	8,499
Net realized investment losses	(19)	(49)	(27)	(84)
Other income	68	46	138	88
Interest expense	(1,298)	(896)	(2,582)	(1,673)
Consolidated income before taxes	$13,076	$12,611	$27,697	$22,681

(a)	Includes $2.0 million of costs incurred in connection with the proposed transaction for the quarter and six months ended June 30, 2007.

The following table reconciles underwriting profit, income before taxes, Federal income tax expense, net income, earnings per share and combined ratios for the Company showing the effect of the $2.0 million of costs for legal, accounting and investment banking services incurred to date in connection with the transaction. See - “Proposed Transaction”.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Reported	Transaction Costs	As Adjusted	As Reported	Transaction Costs	As Adjusted
	(in thousands, except for share data)

Underwriting profit	$8,374	$2,014	$10,388	$18,446	$2,014	$20,460

Income before taxes	$13,076	$2,014	$15,090	$27,697	$2,014	$29,711
Federal income tax expense	3,920	705	4,625	8,414	705	9,119
Net income	$9,156	$1,309	$10,465	$19,283	$1,309	$20,592

Earnings per share:
Basic	$0.60	$0.09	$0.69	$1.27	$0.09	$1.36
Diluted	$0.56	$0.08	$0.64	$1.19	$0.08	$1.27

Ratios:
Loss ratio	58.7%	-	58.7%	57.8%	-	57.8%
Expense ratio	28.0%	3.2%	24.8%	27.2%	1.6%	25.6%
Combined ratio	86.7%	3.2%	83.5%	85.0%	1.6%	83.4%

Management believes that the presentation of underwriting profit, income statement, earnings per share amounts and combined ratio information both before and after the effects of the transaction costs incurred to date relating to a proposed transaction allow for better comparisons to prior periods. Management considers results both before and after the effects of the transaction costs in assessing performance. Management does not anticipate that additional costs for legal, accounting and investment banking services for such a transaction will be incurred in subsequent fiscal years. Assuming all of the conditions to closing are met, the Company expects the transaction to close in the fourth quarter of 2007.

PROPOSED TRANSACTION

On June 11, 2007, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Franklin Holdings (Bermuda), Ltd., a Bermuda company (Parent) and Franklin Acquisition Corp, a Delaware corporation and a wholly-owned direct subsidiary of Parent (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the Merger). Parent is a Bermuda-based holding company and member of the D. E. Shaw group, a global investment management firm. We are permitted, under the terms of the Merger Agreement, to continue to pay regular quarterly cash dividends until the consummation of the Merger, such amount not to exceed $0.15 per share per quarter.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Common Stock, other than shares as to which appraisal rights under Delaware law may have been perfected, will be canceled and converted into the right to receive $34.50 in cash per share, without interest (the Merger Consideration). In addition, at the effective time of the Merger, (a) each outstanding option to purchase Common Stock (vested or unvested) will be canceled and the holder will be entitled to receive an amount of cash equal to the difference between the Merger Consideration and the exercise price of the applicable stock option without interest and less any required withholding taxes and (b) each outstanding warrant to purchase Common Stock will be converted into the right to receive, upon exercise of such warrant the Merger Consideration the holder of such warrant would have been entitled to receive upon consummation of the Merger if such holder had been, immediately prior to the Merger, the holder of the number of shares of Common Stock then issuable upon exercise in full of such warrant or, if the holder and the Company agree, canceled and extinguished, and the holder thereof will be entitled to receive, following exercise or cancellation, as the case may be, an amount in cash equal to the excess (if any) of (a) the product of (x) the number of shares of Common Stock subject to the warrant and (y) the Merger Consideration, minus (b) the aggregate exercise price of the warrant, without interest and less any required withholding taxes.

The closing of the Merger is expected to occur in the fourth quarter of 2007, subject to the receipt of stockholder approval and regulatory approvals and satisfaction or waiver of other customary closing conditions. The Company and Parent filed notification and report forms relating to the Merger under the Hart-Scott-Rodino Act (the HSR Act) with the Federal Trade Commission (the FTC) and the Department of Justice. On July 20, 2007, the FTC granted early termination of the waiting period under the HSR Act with respect to the Merger. Parent made the required filings relating to the Merger with the insurance commissioners of North Carolina and Ohio, the states in which our insurance subsidiaries are domiciled, on July 11, 2007. The Merger is not subject to a financing condition and equity commitments for the full amount of the Merger Consideration plus funds sufficient to pay all related fees and expenses required to be paid or funded as of or prior to the consummation of the Merger have been received by Parent from affiliates of the D.E. Shaw group.

The Company and Parent each have certain termination rights under the terms of the Merger Agreement, including the right by either party to terminate the Merger Agreement if the Merger has not been consummated on or before December 15, 2007. In the event that the Merger Agreement is terminated under certain circumstances set forth in the Merger Agreement, we will be required to pay a fee of approximately $11.5 million to Parent and reimburse Parent for an amount not to exceed approximately $3.6 million for transaction fees and expenses incurred by Parent and its affiliates.

On August 3, 2007, the Company filed a preliminary proxy statement with the Securities and Exchange Commission containing information about the Merger and a special meeting of stockholders, to be called, at which the Company’s stockholders will be asked to vote on a proposal to approve the Merger Agreement. The definitive proxy statement, when filed, will include the date of the special meeting of stockholders and the record date for the special meeting. On August 5, 2007, the Company’s right to solicit competing proposals ended under the terms of the Merger Agreement. The Company did not receive any competing proposals during the solicitation period.

SUBSEQUENT EVENT

On July 2, 2007, the Company completed an acquisition of 100% of the stock of Align Financial Group, a wholesale and retail insurance agency, with principal offices in San Diego, California. Terms of the transaction were not disclosed.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Form 10-Q contains ‘‘forward-looking’’ statements within the meaning of the Securities Litigation Reform Act of 1995, including among others those concerning: expectations regarding our business and growth strategies; the basis for our reserve estimates; the adequacy of our reserves; our expected cost associated with a catastrophe loss; our belief that our reinsurance recoverables are collectible; expectations regarding lawsuits and expectations regarding the Merger. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: effects of increased competition; effects of the cyclical nature of our business; effects of developments in the financial or capital markets; changes in availability, cost or quality of reinsurance; losses of key personnel or the inability to recruit qualified personnel; payment of claims by reinsurers on time or at all; effects of severe weather conditions and other catastrophes; effects of war or terrorism; changes in relationships with agencies, brokers and agents; changes in rating agency policies or practices; declines in financial ratings; changes in regulations or laws applicable to our insurance subsidiaries; changes in legal theories of liability under our insurance policies; accuracy of assumptions underlying our reserves for losses and loss adjustment expenses and our catastrophe model; actual losses incurred by policyholders as a result of hurricanes; regulatory approvals necessary for the Merger may not be obtained, or required regulatory approvals may delay the Merger or result in the imposition of conditions that could have a material adverse effect on the Company or cause the parties not to complete the transaction; conditions to the closing of the Merger may not be satisfied or waived; the outcome of any legal proceedings initiated against the Company and others following the announcement of the Merger cannot be predicted and could delay or prevent the Merger and could have a material adverse effect on the Company’s result of operations; the business of the Company may suffer as a result of uncertainty surrounding the Merger; the amount of the costs, fees, expenses and charges related to the Merger (including if we are required to pay Parent a termination fee or reimburse Parent’s transaction expenses under the terms of the Merger Agreement); and risks described in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk. Our market risks at June 30, 2007 have not materially changed from those identified in our Form 10-K for the fiscal year ended December 31, 2006.

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

At June 30, 2007, the Company held $4.6 million in par value of securitizations of alternative-A and sub-prime mortgages, all of which are rated “AAA” by the established ratings agencies.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. In an effort to minimize our exposure to the insolvency of our reinsurers, our Security Committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our Security Committee continually monitors rating downgrades involving any of our reinsurers. At June 30, 2007, all but $2.9 million of our reinsurance recoverables are either from companies with A.M. Best ratings of “A-” (Excellent) or better, or are collateralized.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are aware of one lawsuit filed in connection with the proposed Merger of the Company with members of the D. E. Shaw group. On June 13, 2007, Levy Investments filed a purported class action complaint (the Levy complaint) in the Superior Court for Orange County, North Carolina against the Company, all of the directors of the Company and the D. E. Shaw group. The Levy complaint alleges, among other things, that our directors breached their fiduciary duties to our stockholders in approving the Merger Agreement and that the negotiation and structure of the proposed Merger are the result of an unfair process. The Levy complaint seeks, among other things, class certification and an injunction preventing the completion of the Merger, and a declaration that the directors breached their fiduciary duties. We believe the Levy complaint is without merit and plan to defend it vigorously.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from the risk factors disclosed in our Form10-K for the year ended December 31, 2006, except for risks related to the Merger with a member of the D. E. Shaw group, a global investment management firm, as described in Note 2 to the unaudited condensed consolidated financial statements.  We are subject to several risks relating to the Merger, including the following:

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement in which case we may be obligated to pay (a) a termination fee of approximately $11.5 million and (b) an expense reimbursement of up to approximately $3.6 million;

•
if the proposed Merger is not completed, the share price of our Common Stock may change to the extent that the current market price of our Common Stock reflects an assumption that the proposed Merger will be completed;

•
the outcome of any legal proceedings, including the Levy complaint, that have been or may be instituted against us and others relating to the Merger cannot be determined and may have a material adverse effect on our results of operations or may prevent or delay the Merger;

•	failure to obtain stockholder approval or the failure to satisfy other conditions, including regulatory approvals, may prevent or delay the closing of the Merger;
•	the failure of the Merger to be completed for any reason;
•	the risk that the Merger disrupts current plans and operations and that our management and employees’ attention may be diverted from day-to-day operations;
•	the potential difficulties in employee retention as a result of the Merger;
•	the effect of the announcement of the Merger on our agency and broker relationships, operating results and business generally;
•
the amount of the costs, fees, expenses and charges related to the Merger, including the fees for legal, accounting and investment banking services, is significant and will continue and will adversely affect our results of operations; and

•	the failure of the Merger to be completed for any reason may result in unfavorable publicity and/or a negative impression of us in the investment community.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

Through December 31, 2006, we contributed $77.5 million of the proceeds from the offering to the capital of our insurance subsidiaries, and we used an additional $5.6 million for the payment of interest on our senior debt and trust preferred securities. During the quarter ended March 31, 2007, we used an additional $1.3 million for the payment of interest on our senior debt and trust preferred securities. During the quarter ended June 30, 2007, we used the remaining $0.2 million of proceeds from the offering for the payment of interest on our senior debt and trust preferred securities.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 17, 2007. Stockholders elected two Class II directors for the ensuing three-year period and ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2007. Results were as follows:

Election of Directors:

	For	Withheld
Matthew Bronfman	12,637,879	1,485,764
John T. Sinnott	14,084,837	38,806

Continuing directors of the Company were: J. Adam Abram, Richard W. Wright, Joel L. Fleishman and James L. Zech, whose terms expire in 2008 and Alan N. Colner, Dallas W. Luby, A. Wellford Tabor and Nicolas D. Zerbib, whose terms expire in 2009.

Ratification of appointment of Ernst & Young LLP as the independent registered public accounting firm for fiscal year 2007:

For	Against	Abstain	Broker Non-Votes
14,123,440	134	69	0

Item 6.  Exhibits.

Number	Exhibit
2.1
Agreement and Plan of Merger dated as of June 11, 2007 among Franklin Holdings (Bermuda), Ltd., Franklin Acquisition Corp. and James River Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated June 12, 2007 (File No. 000-51480)).

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

11	Statement re computation of per share earnings is included in Note 4 to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”, of this report on Form 10-Q.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Exhibit not included pursuant to Item 601 (b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

James River Group, Inc.

August 6, 2007	/s/ Gregg T. Davis
Gregg T. Davis Executive Vice President -Finance and Treasurer