Form 10-Q
period 2007-09-30
JAMES RIVER GROUP, INC
filed 2007-11-06
CIK 1325177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

On November 2, 2007, 15,138,708 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2007	December 31, 2006
	(in thousands)
Assets
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost: 2007 – $539,735; 2006 – $488,232)	$537,885	$486,016
Equity securities (cost: 2007 – $32,361; 2006 – $8,536)	33,104	8,703
Total investments available-for-sale	570,989	494,719
Cash and cash equivalents	36,419	40,319
Restricted cash	1,711	—
Accrued investment income	6,113	5,471
Premiums receivable and agents’ balances	40,319	34,862
Reinsurance recoverable on unpaid losses	99,314	90,495
Reinsurance recoverable on paid losses	5,913	7,041
Prepaid reinsurance premiums	20,777	31,626
Deferred policy acquisition costs	17,076	15,005
Deferred tax assets	16,513	13,016
Goodwill	9,341	—
Other assets	16,957	9,167
Total assets	$841,442	$741,721

See accompanying notes.

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2007	December 31, 2006
	(in thousands, except for share data)
Liabilities and stockholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$374,776	$300,294
Unearned premiums	124,176	131,286
Payables to reinsurers	2,081	5,672
Payable to insurance companies	12,125	—
Senior debt	15,000	15,000
Junior subordinated debt	43,300	43,300
Note payable	1,231	—
Funds held	6,331	15,567
Accrued expenses	17,596	11,510
Federal income taxes payable	212	613
Other liabilities	5,674	4,087
Total liabilities	602,502	527,329
Commitments and contingencies
Stockholders’ equity:
Common Stock – $0.01 par value; 100,000,000 shares authorized; 2007: 15,138,708 shares issued and outstanding; 2006: 15,117,308 shares issued and outstanding	151	151
Common stock warrants	524	524
Additional paid-in capital	176,618	175,437
Convertible preferred stock – $0.01 par value; 5,000,000 shares authorized and no shares outstanding	—	—
	177,293	176,112
Notes receivable from employees	(435)	(535)
Retained earnings	62,802	40,147
Accumulated other comprehensive loss	(720)	(1,332)
Total stockholders’ equity	238,940	214,392
Total liabilities and stockholders’ equity	$841,442	$741,721

See accompanying notes.

Condensed Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except for share data)
Revenues
Gross written premiums	$71,898	$73,449	$231,435	$216,248
Ceded written premiums	(12,098)	(15,137)	(36,193)	(49,424)
Net written premiums	59,800	58,312	195,242	166,824
Change in net unearned premiums	7,036	(866)	(5,170)	(8,687)
Net earned premiums	66,836	57,446	190,072	158,137
Net investment income	6,280	5,191	18,002	13,690
Net realized investment losses	(64)	(64)	(91)	(148)
Other income	1,891	67	2,029	155
Total revenues	74,943	62,640	210,012	171,834
Expenses
Losses and loss adjustment expenses	37,956	33,376	109,178	92,807
Other operating expenses	18,851	14,404	52,419	39,813
Commissions, fees and other agency expenses	2,181	—	2,181	—
Interest expense	1,340	1,305	3,922	2,978
Total expenses	60,328	49,085	167,700	135,598
Income before taxes	14,615	13,555	42,312	36,236
Federal income tax expense	4,431	4,293	12,845	11,594
Net income	$10,184	$9,262	$29,467	$24,642
Earnings per share:
Basic	$0.67	$0.61	$1.95	$1.63
Diluted	$0.63	$0.58	$1.82	$1.54
Cash dividends declared per common share	$0.15	$—	$0.45	$—

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Operating activities
Net cash provided by operating activities	$91,644	$103,937
Investing activities
Acquisitions, net of cash acquired	(9,042)	—
Securities available-for-sale:
Purchases – fixed maturity securities	(147,082)	(176,271)
Purchases – equity securities	(25,123)	—
Maturities and calls – fixed maturity securities	43,107	23,627
Sales – fixed maturity securities	50,897	26,665
Sales – equity securities	1,363	—
Net payable to securities brokers	(276)	(448)
Purchases of property and equipment	(770)	(264)
Investment in real estate joint venture	(2,264)	—
Net cash used in investing activities	(89,190)	(126,691)
Financing activities
Proceeds from issuance of Common Stock	219	173
Excess tax benefits from stock option exercises	145	75
Issuance of junior subordinated debt	—	20,000
Issuance costs	—	(27)
Dividends paid to common stockholders	(6,812)	—
Repayment of notes receivable from employees	100	—
Payments on note payable	(6)	—
Net cash (used in) provided by financing activities	(6,354)	20,221
Change in cash and cash equivalents	(3,900)	(2,533)
Cash and cash equivalents at beginning of period	40,319	41,029
Cash and cash equivalents at end of period	$36,419	$38,496

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2007

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

On June 11, 2007, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Franklin Holdings (Bermuda), Ltd., a Bermuda company (Parent) and Franklin Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Parent (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent (the Merger). Parent is a Bermuda-based holding company and member of the D. E. Shaw group, a global investment management firm. The Company is permitted, under the terms of the Merger Agreement, to continue to pay regular quarterly cash dividends until the consummation of the Merger, such amount not to exceed $0.15 per share per quarter.

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

The closing of the Merger is expected to occur in early December, subject to the receipt of stockholder approval and regulatory approvals and satisfaction or waiver of other customary closing conditions. The Company and Parent filed notification and report forms relating to the Merger under the Hart-Scott-Rodino Act (the HSR Act) with the Federal Trade Commission (the FTC) and the Department of Justice. On July 20, 2007, the FTC granted early termination of the waiting period under the HSR Act with respect to the Merger. Parent made the required filings for regulatory approval relating to the Merger with the insurance commissioners of North Carolina and Ohio, the states in which the Company’s insurance subsidiaries are domiciled, on July 11, 2007, and subsequently amended such filings on September 25, 2007. The Merger is not subject to a financing condition and equity commitments for the full amount of the Merger Consideration plus funds sufficient to pay all related fees and expenses required to be paid or funded as of or prior to the consummation of the Merger have been received by Parent from affiliates of the D.E. Shaw group.

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

On October 2, 2007, the Company filed a definitive proxy statement with the Securities and Exchange Commission containing information about the Merger and a special meeting of stockholders, to be held on November 6, 2007, at which the Company’s stockholders will be asked to

Notes to Condensed Consolidated Financial Statements
(Unaudited)   (continued)

2.	Proposed Transaction (continued)

vote on a proposal to approve the Merger Agreement. All holders of the Company’s common stock at the close of business on the record date, September 26, 2007, will be eligible to vote at the special meeting of stockholders.

3.	Stock Based Compensation

A summary of stock option activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands, except for share data)
Other operating expenses recognized for stock based compensation	$277	$260	$817	$721
Related tax benefits of stock based compensation	$97	$90	$286	$252
Option Grant Activity:
Number of options granted	—	12,583	17,500	57,583
Weighted-average fair value on the date of grant	$—	$13.07	$11.00	$12.01
Option Exercise Activity:
Cash received from stock options exercised	$—	$—	$219	$173
Shares of common stock issued in connection with stock options exercised	—	—	21,400	17,255
Intrinsic value of options exercised	$—	$—	$416	$217
Income tax benefit of options exercised	$—	$—	$145	$75

The Company uses a Black-Scholes-Merton option pricing model in determining the fair value of the options granted. The following table summarizes the assumptions used to estimate the fair value of the Company’s share-based awards issued during the nine months ended September 30, 2007:

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

As of September 30, 2007, there was $2.3 million of estimated unrecognized compensation cost related to non-vested option awards expected to be charged to earnings over a weighted-average period of 2.1 years.

Notes to Condensed Consolidated Financial Statements
(Unaudited)   (continued)

4.	Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except for share data)
Net income – numerator for basic and diluted earnings per share	$10,184	$9,262	$29,467	$24,642
Weighted – average common shares outstanding – denominator for basic earnings per share	15,138,708	15,087,308	15,133,697	15,083,505
Dilutive potential common shares:
Options	991,219	853,884	969,277	804,156
Warrants	104,055	93,629	102,799	89,744
Weighted – average common shares and dilutive potential common shares outstanding – denominator for diluted earnings per share	16,233,982	16,034,821	16,205,773	15,977,405
Earnings per share:
Basic	$0.67	$0.61	$1.95	$1.63
Diluted	$0.63	$0.58	$1.82	$1.54

5.	Income Taxes

Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to interest income on tax-advantaged state and municipal securities. The Company did not have any unrecognized tax benefits at September 30, 2007 or January 1, 2007, the date FIN 48 was adopted. Tax year 2004 and all subsequent tax years remain subject to examination by the Internal Revenue Service.

6.	Reserve for Losses and Loss Adjustment Expenses

A $3.1 million reserve redundancy developed in the three months ended September 30, 2007 on the direct business written arising from prior accident years. Of this development, $5.8 million of favorable development occurred in the Excess and Surplus Insurance segment’s casualty lines primarily related to the 2006, 2005 and 2004 accident years. The Excess and Surplus Insurance segment’s property lines experienced $2.3 million of adverse development primarily related to hurricane losses in the 2005 accident year. Adverse development on prior accident years for direct business for the Workers’ Compensation Insurance segment in the three months ended September 30, 2007 was $489,000, with $557,000 of adverse development on the 2006 accident year exceeding $68,000 of favorable development on the 2005 and 2004 accident years.

A $2.5 million reserve redundancy developed in the three months ended September 30, 2006 on direct business written arising from prior accident years. Of this development, $3.7 million of favorable development occurred in the Excess and Surplus Insurance segment’s casualty lines, with $2.3 million of this favorable development coming from the 2005 accident year and $1.3 million coming from the 2004 accident year. This favorable development was partially offset by unfavorable development in the Excess and Surplus insurance segment’s property lines of $1.1 million primarily related to the 2005 hurricanes and $102,000 of unfavorable development on direct business for the Workers’ Compensation Insurance segment.

Notes to Condensed Consolidated Financial Statements
(Unaudited)   (continued)

6.	Reserve for Losses and Loss Adjustment Expenses (continued)

An $8.9 million reserve redundancy developed in the nine months ended September 30, 2007 on direct business written arising from prior accident years. Of this development, $11.9 million of favorable development occurred in the Excess and Surplus Insurance segment’s casualty lines primarily related to the 2006, 2005 and 2004 accident years. Adverse development in the Excess and Surplus Insurance segment’s property lines during the nine months ended September 30, 2007 of $2.9 million primarily related to hurricane losses in the 2005 accident year. Adverse development on prior accident years for direct business of the Workers’ Compensation Insurance segment in the nine months ended September 30, 2007 was $73,000.

A $6.9 million redundancy developed in the nine months ended September 30, 2006 on the direct business written arising from prior accident years. Of this development, $6.7 million of favorable development occurred in the Excess and Surplus Insurance segment’s casualty lines, with $3.7 million of this favorable development coming from the 2004 accident year and $2.6 million coming from the 2005 accident year. Favorable development in the Excess and Surplus Insurance segment’s property lines of $85,000 primarily related to the 2005 accident year. Favorable development for direct business written by the Workers’ Compensation Insurance segment totaled $140,000.

7.	Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net unrealized gains arising during the period, before taxes	$7,431	$10,817	$851	$2,224
Income taxes	(2,601)	(3,785)	(298)	(778)
Net unrealized gains arising during the period, net of taxes	4,830	7,032	553	1,446
Less reclassification adjustment:
Net realized investment losses	(64)	(64)	(91)	(148)
Income taxes	23	23	32	52
Reclassification adjustment for losses realized in net income	(41)	(41)	(59)	(96)
Other comprehensive income	4,871	7,073	612	1,542
Net income	10,184	9,262	29,467	24,642
Comprehensive income	$15,055	$16,335	$30,079	$26,184

8.	Contingent Liabilities

We are aware of two lawsuits filed in connection with the proposed merger.

On June 13, 2007, Levy Investments (the Levy plaintiff) filed a purported class action complaint in the Superior Court for Orange County, North Carolina against the Company, all of the directors of the Company and the D. E. Shaw group (the Levy NC Class Action). The complaint alleges, among other things, that our directors breached their fiduciary duties to our stockholders in approving the merger agreement and that the negotiation and structure of the proposed merger are the result of an unfair process. The complaint seeks, among other things, class certification and an injunction preventing the completion of the merger, and a declaration that the directors breached their fiduciary duties in approving the merger agreement. On September 10, 2007, the Levy plaintiff filed an

Notes to Condensed Consolidated Financial Statements
(Unaudited)   (continued)

8.	Contingent Liabilities (continued)

amended complaint that contains substantially similar allegations as the original complaint, except that it adds allegations that the directors have breached their fiduciary duties to our stockholders by filing a preliminary proxy statement on August 3, 2007 that omitted material information about the proposed merger. Following a hearing on September 18, 2007, the Superior Court for Orange County entered an order to stay the Levy NC Class Action pending the resolution by the Delaware Chancery Court of a proposed settlement of the Cardwell Class Action discussed below.

On August 17, 2007, Judy Quinn Cardwell Roth IRA (the Cardwell plaintiff) filed a purported class action complaint in the Court of Chancery for the State of Delaware in and for New Castle County against the Company, all of the directors of the Company and the D. E. Shaw group (the Cardwell Class Action). The complaint alleges, among other things, that our directors breached their fiduciary duties to our stockholders in approving the merger agreement, that certain of the defendants acted to better their own interests at the expense of our stockholders, that our management engineered and timed the proposed merger to freeze-out our public stockholders in order to capture the benefits of our future potential without paying adequate or fair consideration to our public stockholders while enabling our largest stockholders to liquidate their holdings and realize significant gain, that the consideration to be paid in the proposed merger is unfair and inadequate and that our directors breached their fiduciary duties to our stockholders in not pursuing negotiations or proposals from other interested parties. The complaint also alleges that our preliminary proxy statement, filed on August 3, 2007, omitted information that is material to our stockholders’ decisions whether to approve the proposed merger or seek appraisal. The complaint seeks, among other things, class certification, an injunction preventing the completion of the merger, damages for all profits and special benefits obtained by the defendants in connection with the merger and the award of plaintiff’s costs and expenses, including attorney and expert fees.

On September 17, 2007, the parties entered into a memorandum of understanding (the MOU) with the plaintiff in the Cardwell Class Action, providing for the settlement of the Cardwell Class Action subject to approval by the Chancery Court. In connection with the terms of the MOU and the contemplated settlement, the Company agreed to make additional disclosures to stockholders, which disclosures are contained in    the definitive proxy statement filed on October 2, 2007 in connection with the proposed merger.

On October 12, 2007, the Levy plaintiff filed a purported class action complaint in the Court of Chancery for the State of Delaware in and for New Castle County against the Company, all of the directors of the Company and the D. E. Shaw group (the Levy Delaware Class Action). Following a motion by the Cardwell plaintiff, the Court of Chancery entered an order to consolidate the Cardwell Class Action and the Levy Delaware Class Action (together, the Consolidated Class Action) on October 17, 2007. On November 2, 2007, the parties to the Consolidated Class Action entered into a Stipulation and Agreement of Compromise, Settlement and Release (the    Stipulation), providing for the settlement of the Consolidated Class Action subject to approval by the Chancery Court. The parties submitted the Stipulation to the Chancery Court on November 2, 2007 and the Court is expected to set a date for a hearing to determine whether to approve the settlement.

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position or results of operations.

9.	Segment Information

The Company has three reportable segments: the Excess and Surplus Insurance segment, the Workers’ Compensation Insurance segment and the Corporate and Other segment. On July 2, 2007, the Company acquired Align Financial Group, a wholesale and retail insurance agency. The operating results of Align Financial Group for the period subsequent to its acquisition by the Company are

Notes to Condensed Consolidated Financial Statements
(Unaudited)   (continued)

9.	Segment Information (continued)

included in the Corporate and Other segment. Segment profit is measured by underwriting profit, which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the insurance segments. Segment results are reported prior to the effects of the intercompany reinsurance pooling agreement between the Company’s insurance subsidiaries. The following table summarizes segment results:

	Excess and Surplus Insurance	Workers’ Compensation Insurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2007
Gross written premiums	$53,492	$18,406	$—	$71,898
Net earned premiums	50,993	15,843	—	66,836
Segment revenues	56,016	16,986	1,941	74,943
Underwriting profit of insurance segments	10,915	732	—	11,647
Net investment income	5,087	1,126	67	6,280
Interest expense	—	—	1,340	1,340
Segment assets	684,397	118,993	38,052	841,442
Three Months Ended September 30, 2006
Gross written premiums	$59,565	$13,884	$—	$73,449
Net earned premiums	46,343	11,103	—	57,446
Segment revenues	50,346	11,927	367	62,640
Underwriting profit of insurance segments	10,386	290	—	10,676
Net investment income	4,067	810	314	5,191
Interest expense	—	—	1,305	1,305
Segment assets	599,037	90,886	17,458	707,381
Nine Months Ended September 30, 2007
Gross written premiums	$183,440	$47,995	$—	$231,435
Net earned premiums	147,126	42,946	—	190,072
Segment revenues	161,814	46,114	2,084	210,012
Underwriting profit of insurance segments	30,106	3,802	—	33,908
Net investment income	14,614	3,120	268	18,002
Interest expense	—	—	3,922	3,922
Segment assets	684,397	118,993	38,052	841,442
Nine Months Ended September 30, 2006
Gross written premiums	$181,121	$35,127	$—	$216,248
Net earned premiums	129,243	28,894	—	158,137
Segment revenues	139,728	31,013	1,093	171,834
Underwriting profit of insurance segments	28,277	57	—	28,334
Net investment income	10,633	2,082	975	13,690
Interest expense	—	—	2,978	2,978
Segment assets	599,037	90,886	17,458	707,381

Notes to Condensed Consolidated Financial Statements
(Unaudited)   (continued)

9.	Segment Information (continued)

The following table reconciles the underwriting profit of the insurance segments by individual segment to consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Underwriting profit of insurance segments:
Excess and Surplus Insurance	$10,915	$10,386	$30,106	$28,277
Workers’ Compensation Insurance	732	290	3,802	57
Total underwriting profit of insurance segments	11,647	10,676	33,908	28,334
Other operating expenses of the Corporate and Other segment (a)	(1,618)	(1,010)	(5,433)	(2,817)
Underwriting profit	10,029	9,666	28,475	25,517
Net investment income	6,280	5,191	18,002	13,690
Net realized investment losses	(64)	(64)	(91)	(148)
Other income	1,891	67	2,029	155
Commissions, fees and other agency expenses	(2,181)	—	(2,181)	—
Interest expense	(1,340)	(1,305)	(3,922)	(2,978)
Consolidated income before taxes	$14,615	$13,555	$42,312	$36,236

(a)	For the three months and nine months ended September 30, 2007, includes $1.0 million and $3.0 million, respectively, of legal, accounting, and investment banking fees associated with the proposed transaction. (See Note 2)

10.	Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Other underwriting expenses of the insurance segments	$6,651	$4,388	$17,538	$11,951
Amortization of policy acquisition costs	10,582	9,006	29,448	25,045
Other operating expenses of the Corporate and Other segment	1,618	1,010	5,433	2,817
Total	$18,851	$14,404	$52,419	$39,813

Other operating expenses of the Corporate and Other segment for the three months and nine months ended September 30, 2007 include $1.0 million and $3.0 million, respectively, of legal, accounting and investment banking fees associated with the proposed transaction described in Note 2.

Notes to Condensed Consolidated Financial Statements
(Unaudited)   (continued)

11.	Investment in Joint Venture

During the second quarter of 2007, the Company invested $620,000 as a one – third owner of a real estate joint venture, Forest Avenue Office, LLC. In July 2007, the Company invested an additional $1.6 million, bringing the Company’s total investment in the real estate joint venture to $2.3 million. This joint venture will own and construct a commercial office building which will house the Company’s Richmond, Virginia operations. The investment is recorded in ‘‘other assets’’ in the accompanying balance sheet.

12.	Acquisition

On July 2, 2007, the Company completed an acquisition of 100% of the stock of Align Financial Group (Align), a wholesale and retail insurance agency with principal offices in San Diego, California. This acquisition provides the Company with insurance agency fee income without significant underwriting risk. The purchase method was used to account for the acquisition, and Align’s results of operations from July 2, 2007 forward are included in the accompanying consolidated financial statements. Assets and liabilities of Align have been recorded at their estimated fair values as of the acquisition date. The fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the acquisition date becomes available.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 11, 2007, the Company announced that it signed a definitive merger agreement under which a Bermuda-based holding company and member of the D. E. Shaw group, a global investment management firm, would acquire the Company. In connection with the transaction, during the third quarter, the Company incurred $1.0 million of pre-tax transaction costs ($619,000 after-tax, or $0.04 per diluted share) for legal, accounting and investment banking services. For the nine months ended September 30, 2007, transaction costs incurred were $3.0 million on a pre-tax basis ($1.9 million after-tax, or $0.12 per diluted share). See — ‘‘Proposed Transaction’’.

OVERVIEW

James River Group, Inc. is an insurance holding company that primarily owns and manages property/casualty insurance companies focused on specialty insurance niches. We seek to:

•	earn a profit from underwriting; and

•	produce a return on average equity of 15% or greater.

Earning a profit from underwriting means that we intend for the premiums we earn in any period to be sufficient to pay all of the losses and loss adjustment expenses we incur during the period as well as all of the expenses associated with our operations. We use underwriting profit or loss as a basis for evaluating our underwriting performance. Our strategy is to operate at a lower expense ratio than many of our competitors; focus our efforts on the specialty insurance market where profits have historically been better than in the standard market; underwrite each risk individually in order to apply our expertise to each risk we underwrite; use technology to provide our employees and managers with timely and accurate information about our business; and actively manage claims in accordance with the terms of our insurance contracts. Our underwriting profit for the three months ended September 30, 2007 (which included the $1.0 million of transaction costs as noted above) was $10.0 million, an increase over the underwriting profit of $9.7 million reported for the same period last year. For the nine months ended September 30, 2007, our underwriting profit was $28.5 million, an increase over the underwriting profit of $25.5 million reported for the same period last year. Excluding the transaction costs noted above, our adjusted underwriting profit for the three-month and nine-month periods ended September 30, 2007 was $11.0 million and $31.4 million, respectively. These adjusted amounts represent a 13.6% and 23.2% increase over the underwriting profit of the prior year, respectively.

We calculate return on equity by dividing net income by average stockholders’ equity for the period on an annualized basis. Our overall financial goal is to produce an annual return on equity of at least 15.0%. Our annualized return on equity, including the transaction costs noted above, was 17.5% for the quarter ended September 30, 2007 and 17.3% for the nine months ended September 30, 2007, compared to the return for the same periods in 2006 which were 19.0% and 17.3%, respectively.

We are organized into three reportable segments, which are separately managed business units:

•	The Excess and Surplus Insurance segment offers commercial excess and surplus lines liability and property insurance in 48 states, the U.S. Virgin Islands and the District of Columbia through James River Insurance Company (James River Insurance);

•	The Workers’ Compensation Insurance segment offers workers’ compensation coverage primarily for the residential construction industry in North Carolina and, in 2007, Virginia through Stonewood Insurance Company (Stonewood Insurance); and

•	The Corporate and Other segment consists of management and treasury activities of our holding company and interest expense associated with our debt. This segment also includes the operations of Align Financial Group, a wholesale and retail insurance agency with principal offices in San Diego, California, from its July 2, 2007 acquisition date forward. This acquisition provides us with insurance agency fee income without significant underwriting risk.

James River Insurance and Stonewood Insurance each have a financial strength rating of ‘‘A−’’ (Excellent) from A.M. Best.

RESULTS OF OPERATIONS

The following table compares the components of net income for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)
Gross written premiums	$71,898	$73,449	(2.1)%	$231,435	$216,248	7.0%
Net retention (a)	83.2%	79.4%		84.4%	77.1%
Net written premiums	$59,800	$58,312	2.6%	$195,242	$166,824	17.0%
Net earned premiums	$66,836	$57,446	16.3%	$190,072	$158,137	20.2%
Losses and loss adjustment expenses	(37,956)	(33,376)	13.7%	(109,178)	(92,807)	17.6%
Other operating expenses (b)	(18,851)	(14,404)	30.9%	(52,419)	(39,813)	31.7%
Underwriting profit (c)	10,029	9,666	3.8%	28,475	25,517	11.6%
Net investment income	6,280	5,191	21.0%	18,002	13,690	31.5%
Net realized investment losses	(64)	(64)	0.0%	(91)	(148)	(38.5)%
Other income	1,891	67	—	2,029	155	—
Interest expense	(1,340)	(1,305)	2.7%	(3,922)	(2,978)	31.7%
Commissions, fees and other agency expenses	(2,181)	—	—	(2,181)	—	—
Federal income tax expense	(4,431)	(4,293)	3.2%	(12,845)	(11,594)	10.8%
Net income	$10,184	$9,262	10.0%	$29,467	$24,642	19.6%
Ratios:
Loss ratio	56.8%	58.1%		57.4%	58.7%
Expense ratio (b)	28.2%	25.1%		27.6%	25.2%
Combined ratio (b)	85.0%	83.2%		85.0%	83.9%

(a)	Net retention is defined as the ratio of net written premiums to gross written premiums.
(b)	Includes costs relating to the D. E. Shaw transaction of $1.0 million and $3.0 million for the quarter and nine months ended September 30, 2007, respectively.
(c)	See ‘‘Reconciliation of Non-GAAP Measures’’ for further detail.

Results of Operations

Net income was $10.2 million, or $0.63 per diluted share, for the three months ended September 30, 2007, compared to $9.3 million, or $0.58 per diluted share, for the three months ended September 30, 2006. For the nine-month period ended September 30, 2007, net income was $29.5 million, or $1.82 per diluted share, compared to the prior year’s net income of $24.6 million, or $1.54 per diluted share. Net income for the three-month and nine-month periods ended September 30, 2007 included $1.0 million and $3.0 million, respectively, of pre-tax transaction costs (or $0.04 and $0.12 per diluted share) for legal, accounting and investment banking services. Weighted-average diluted shares outstanding were 16.2 million and 16.0 million for the three months and nine months ended September 30, 2007 and 2006, respectively.

Our combined ratio for the three months ended September 30, 2007 was 85.0%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the quarter included $3.1 million, or 4.6 percentage points, of net favorable reserve development on direct business written by the Company on prior accident years including $5.8 million of favorable reserve development from the Excess and Surplus Insurance segment’s casualty business offset by $2.3 million of adverse development from the Excess and Surplus Insurance segment’s property business and $489,000 of adverse development from the Workers’ Compensation Insurance segment.

The combined ratio for the nine months ended September 30, 2007 of 85.0% included $8.9 million, or 4.7 percentage points, of net favorable reserve development on direct business written by the Company from prior accident years including $11.9 million of favorable reserve development from the Excess and Surplus Insurance segment’s casualty business offset by $2.9 million of adverse reserve development from the Excess and Surplus Insurance segment’s property business and $73,000 of adverse development from the Workers’ Compensation Insurance segment.

Included in our combined ratio, our expense ratio increased to 28.2% for the third quarter of 2007 compared to 25.1% for the third quarter of 2006. For the nine-month period ended September 30, our expense ratio increased from 25.2% in 2006 to 27.6% in 2007. These increases were primarily attributable to the $1.0 million and $3.0 million in transaction costs (representing 1.4 percentage points and 1.6 percentage points in our expense ratio for the three-month and nine-month periods, respectively) and an increase in compensation-related items.

In the prior year, the combined ratio for the three months ended September 30, 2006 was 83.2%. It included $2.5 million, or 4.4 percentage points, of net favorable reserve development on direct business written by the Company from prior accident years. This favorable development arose as follows: $3.7 million of favorable development from the Excess and Surplus Insurance segment’s casualty business, $1.1 million of adverse development from the Excess and Surplus Insurance segment’s property business and $102,000 of adverse development for the Workers’ Compensation Insurance segment.

In the prior year, the combined ratio for the nine months ended September 30, 2006 was 83.9%. It included $6.9 million, or 4.4 percentage points, of net favorable reserve development on direct business written by the Company from prior accident years. This net favorable development arose as follows: $6.7 million of favorable development from the Excess and Surplus Insurance segment’s casualty business, $85,000 of favorable development from the Excess and Surplus Insurance segment’s property business and $140,000 of favorable development for the Workers’ Compensation Insurance segment.

Adjusted Results of Operations Excluding Transaction Costs

The following presentation of adjusted results of operations excludes $1.0 million of pre-tax transaction costs (or $0.04 per diluted share) for legal, accounting and investment banking services for the third quarter of 2007 and $3.0 million (or $0.12 per diluted share) for the nine months ended September 30, 2007. See — ‘‘Reconciliation of Non-GAAP Measures’’.

Adjusted net income was $10.8 million, or $0.67 per diluted share, for the three months ended September 30, 2007, compared to $9.3 million, or $0.58 per diluted share, for the three months ended September 30, 2006. For the nine-month period ended September 30, 2007, adjusted net income was $31.4 million, or $1.94 per diluted share, compared to the prior year’s net income of $24.6 million, or $1.54 per diluted share.

Our adjusted combined ratio for the three months ended September 30, 2007 was 83.6%. It included $3.1 million, or 4.6 percentage points, of net favorable reserve development on direct business written by the Company on prior accident years. This is fairly consistent with the combined ratio for the prior year’s third quarter of 83.2%.

The adjusted combined ratio for the nine months ended September 30, 2007 of 83.4% included $8.9 million, or 4.7 percentage points, of net favorable reserve development on direct business written by the Company on prior accident years. This is lower than the combined ratio for the first nine months of the prior year of 83.9%, which is noted above.

Included in our adjusted combined ratio, our adjusted expense ratio increased to 26.8% for the three months ended September 30, 2007 compared to 25.1% for the same period in 2006. For the nine-month period ended September 30, our adjusted expense ratio also increased from 25.2% in 2006 to 26.0% in 2007. The increase in the expense ratio for the periods noted above is primarily attributable to an increase in compensation-related items.

Premiums

The following table summarizes the growth in premium volume by component and business segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Insurance	$53,492	$59,565	(10.2)%	$183,440	$181,121	1.3%
Workers’ Compensation Insurance	18,406	13,884	32.6%	47,995	35,127	36.6%
	$71,898	$73,449	(2.1)%	$231,435	$216,248	7.0%
Net written premiums:
Excess and Surplus Insurance	$42,569	$45,763	(7.0)%	$149,888	$135,707	10.4%
Workers’ Compensation Insurance	17,231	12,549	37.3%	45,354	31,117	45.8%
	$59,800	$58,312	2.6%	$195,242	$166,824	17.0%
Net earned premiums:
Excess and Surplus Insurance	$50,993	$46,343	10.0%	$147,126	$129,243	13.8%
Workers’ Compensation Insurance	15,843	11,103	42.7%	42,946	28,894	48.6%
	$66,836	$57,446	16.3%	$190,072	$158,137	20.2%

The excess and surplus insurance industry has been facing a softening market where price competition from other carriers as well as the standard insurance market has intensified. As a result, gross written premiums for the Excess and Surplus Insurance segment for the three months ended September 30, 2007 declined 10.2%; although gross written premiums for the nine months ended September 30, 2007 grew 1.3%.

Gross written premiums for the Workers’ Compensation Insurance segment for the three months ended September 30, 2007 increased significantly over the quarter ended September 30, 2006. This is attributable to a 9.1% increase in submissions for the three months ended September 30, 2007 on new business (17.4% on a year-to-date basis) coupled with an increase in renewals over the prior year. During 2007, the Workers’ Compensation Insurance segment began to write policies in Virginia (although the total gross written premiums during 2007 was only $248,000). The increase in premiums noted above resulted from increased penetration with existing agents as well as a 13.1% increase in new agents (the number of producing agencies in the Workers’ Compensation Insurance network increased from 137 at September 30, 2006 to 155 at September 30, 2007). Additionally, gross written premiums for the three months ended September 30, 2007 and 2006 included $1.7 million and $1.2 million, respectively, of assumed premiums from our allocation from the North Carolina involuntary workers’ compensation pool. For the nine months ended September 30, 2007 and 2006, assumed premiums from the pool were $3.1 million and $2.4 million, respectively.

The ratio of net written premiums to gross written premiums is referred to as our net retention. For the three months ended September 30, 2007 and 2006, our net retention was 83.2% and 79.4%, respectively (84.4% and 77.1%, respectively, on a year-to-date basis). The net retention for the Excess and Surplus Insurance segment was 79.6% and 76.8% for the three months ended September 30, 2007 and 2006, respectively (81.7% and 74.9%, respectively, on a year-to-date basis). The increase in net retention in the Excess and Surplus Insurance segment is attributable to a June 1, 2007 change in the Company’s property reinsurance program from quota share to excess of loss. The net retention for the

Worker’s Compensation Insurance segment was 93.6% and 90.4% for the three months ended September 30, 2007 and 2006, respectively (94.5% and 88.6%, respectively, on a year-to-date basis). The increase in net retention in the Workers’ Compensation Insurance segment is attributable, in part, to a change in the segment’s reinsurance program where it increased its retention from $750,000 to $1.0 million per occurrence effective January 1, 2007.

Premiums are earned ratably over the terms of our insurance policies, generally twelve months, and net earned premiums were affected by the growth in written premiums over the prior year.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Excess and Surplus Insurance	78.6%	77.6%	79.5%	78.1%
Workers’ Compensation Insurance	95.4%	97.4%	91.1%	99.8%
Total	85.0%	83.2%	85.0%	83.9%

Excess and Surplus Insurance

Underwriting results for the Excess and Surplus Insurance segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)
Gross written premiums	$53,492	$59,565	(10.2)%	$183,440	$181,121	1.3%
Net written premiums	$42,569	$45,763	(7.0)%	$149,888	$135,707	10.4%
Net earned premiums	$50,993	$46,343	10.0%	$147,126	$129,243	13.8%
Losses and loss adjustment expenses	(27,108)	(25,399)	6.7%	(81,334)	(71,711)	13.4%
Underwriting expenses	(12,970)	(10,558)	22.8%	(35,686)	(29,255)	22.0%
Underwriting profit(1)	$10,915	$10,386	5.1%	$30,106	$28,277	6.5%
Ratios:
Loss ratio	53.2%	54.8%	—	55.3%	55.5%	—
Expense ratio	25.4%	22.8%	—	24.3%	22.6%	—
Combined ratio	78.6%	77.6%	—	79.5%	78.1%	—

(1)	See — ‘‘Reconciliation of Non-GAAP Measures’’.

The combined ratio for the Excess and Surplus Insurance segment for the three months ended September 30, 2007 was 78.6%, comprised of a loss ratio of 53.2% and an expense ratio of 25.4%. This included $3.6 million, or 7.0 percentage points, of net favorable reserve development in our loss estimates for prior accident years consisting of $5.8 million arising from casualty business offset by $2.3 million of adverse development from property business. This compares to the prior year’s third quarter combined ratio of 77.6%, comprised of a loss ratio of 54.8% and an expense ratio of 22.8%. The prior year’s combined ratio for the third quarter included $2.6 million, or 5.7 percentage points, of net favorable development consisting of $3.7 million of favorable development on casualty business offset by $1.1 million on property business.

The expense ratio for the three months ended September 30 increased from 22.8% in 2006 to 25.4% in 2007. This is attributable to an increase in compensation-related items and a marginal increase in net commissions.

As a result of the items discussed above, our underwriting profit increased 5.1% from $10.4 million for the three months ended September 30, 2006 to $10.9 million for the three months ended September 30, 2007.

The combined ratio for the Excess and Surplus Insurance segment for the nine months ended September 30, 2007 was 79.5%, comprised of a loss ratio of 55.3% and an expense ratio of 24.3%. This included $8.9 million, or 6.1 percentage points, of net favorable development in our loss estimates for prior accident years consisting of $11.9 million arising from casualty business offset by $2.9 million of adverse development from property business. This compares to the first nine months of the prior year’s combined ratio of 78.1%, comprised of a loss ratio of 55.5% and an expense ratio of 22.6%. The prior year’s combined ratio included $6.8 million, or 5.2 percentage points, of favorable reserve development in our loss estimates for prior accident years which included $6.7 million of favorable development on casualty business and $85,000 on property business.

The expense ratio for the nine months ended September 30 increased from 22.6% in 2006 to 24.3% in 2007. This is attributable to an increase in compensation-related items and a marginal increase in net commissions.

As a result of the items discussed above, underwriting profit of the Excess and Surplus Insurance segment increased 6.5% from $28.3 million for the nine months ended September 30, 2006 to $30.1 million for the nine months ended September 30, 2007.

Underwriting results by major line of business within the Excess and Surplus Insurance segment are as follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)
Net earned premiums	$48,064	$2,929	$50,993	$142,453	$4,673	$147,126
Losses and loss adjustment expenses	$23,124	$3,984	$27,108	$75,065	$6,269	$81,334
Loss ratio	48.1%	136.0%	53.2%	52.7%	134.2%	55.3%

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Casualty Lines	Property Lines	Total	Casualty Lines	Property Lines	Total
	($ in thousands)
Net earned premiums	$45,518	$825	$46,343	$124,845	$4,398	$129,243
Losses and loss adjustment expenses	$24,026	$1,373	$25,399	$69,201	$2,510	$71,711
Loss ratio	52.8%	166.4%	54.8%	55.4%	57.1%	55.5%

The loss ratio for property lines for the three and nine months ended September 30, 2007 reflects adverse development on prior accident years which had a more prominent effect on the loss ratio due to the low net earned premium volume noted above.

Workers’ Compensation Insurance

Underwriting results for the Workers’ Compensation Insurance segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)
Gross written premiums	$18,406	$13,884	32.6%	$47,995	$35,127	36.6%
Net written premiums	$17,231	$12,549	37.3%	$45,354	$31,117	45.8%
Net earned premiums	$15,843	$11,103	42.7%	$42,946	$28,894	48.6%
Losses and loss adjustment expenses	(10,848)	(7,977)	36.0%	(27,844)	(21,096)	32.0%
Underwriting expenses	(4,263)	(2,836)	50.3%	(11,300)	(7,741)	46.0%
Underwriting profit(1)	$732	$290	152.4%	$3,802	$57	—
Ratios:
Loss ratio	68.5%	71.8%	—	64.8%	73.0%	—
Expense ratio	26.9%	25.5%	—	26.3%	26.8%	—
Combined ratio	95.4%	97.4%	—	91.1%	99.8%	—

(1)	See — ‘‘Reconciliation of Non-GAAP Measures’’.

The combined ratio for the Workers’ Compensation Insurance segment for the three months ended September 30, 2007 was 95.4%, comprised of a loss ratio of 68.5% and an expense ratio of 26.9%. The loss ratio included $489,000, or 3.1 percentage points, of adverse reserve development on prior accident years for direct business. This compares to the prior year’s combined ratio of 97.4%, comprised of a loss ratio of 71.8% and an expense ratio of 25.5%. The loss ratio for the same period in the prior year included $102,000, or 0.9 percentage points, of adverse development on direct business from prior accident years.

The expense ratio for the three months ended September 30 increased from 25.5% in 2006 to 26.9% in 2007; however, on a year-to-date basis, was lower than that of the prior year.

As a result of the items discussed above, our underwriting profit increased from $290,000 for the three months ended September 30, 2006 to $732,000 for the three months ended September 30, 2007.

The combined ratio for the Workers’ Compensation Insurance segment for the nine months ended September 30, 2007 was 91.1%, comprised of a loss ratio of 64.8% and an expense ratio of 26.3%. The loss ratio included $73,000, or 0.2 percentage points, of adverse reserve development on prior accident years for direct business. For the nine months ended September 30, 2006, the Workers’ Compensation Insurance segment had a combined ratio of 99.8%, comprised of a loss ratio of 73.0% and an expense ratio of 26.8%. The loss ratio included high loss activity in the first quarter of 2006 offset by $140,000, or 0.5 percentage points, of favorable reserve development on direct business from prior accident years for the nine months ended September 30, 2006.

The expense ratio of the Workers’ Compensation Insurance segment for the nine months ended September 30, 2007 of 26.3% improved over the prior year of 26.8% principally due to the management of growth in underwriting and other expenses while achieving significant growth in net earned premiums.

As a result of the items discussed above, our underwriting profit of the Workers’ Compensation Insurance segment increased from $57,000 for the nine months ended September 30, 2006 to $3.8 million for the nine months ended September 30, 2007.

Reserves

The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2007 was $374.8 million. Of this amount, 74.8% relates to amounts that are incurred but not reported (IBNR). The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2007
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Insurance
Casualty Lines	$58,201	$237,490	$295,691
Property Lines	15,331	15,326	30,657
Workers’ Compensation Insurance	20,753	27,675	48,428
Total	$94,285	$280,491	$374,776

At September 30, 2007, the amount of net reserves related to IBNR was 78.3% of the total net reserve for losses and loss adjustment expenses. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2007
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Insurance
Casualty Lines	$34,687	$186,932	$221,619
Property Lines	4,689	4,543	9,232
Workers’ Compensation Insurance	20,470	24,141	44,611
Total	$59,846	$215,616	$275,462

Other Operating Expenses

Other operating expenses for the Company include both the underwriting expenses of the Excess and Surplus Insurance segment and the Workers’ Compensation Insurance segment as well as the expenses of the Corporate and Other segment. Additionally, from July 2, 2007 forward, this segment also includes the operations of Align Financial Group, a wholesale and retail insurance agency with principal offices in San Diego, California. All of Align Financial Group’s operating expenses are categorized as ‘‘commissions, fees and other agency expenses’’ on the Company’s income statement.

Corporate and Other Segment

Other operating expenses for the Corporate and Other segment include personnel costs associated with holding company employees, directors’ fees, professional fees and various other corporate expenses. A majority of these costs are reimbursed by our subsidiaries. These reimbursements are included primarily as underwriting expenses in the results of our insurance subsidiaries. Other operating expenses of the Corporate and Other segment represent the expenses of the holding company that were not reimbursed by our subsidiaries, including costs associated with potential acquisitions and other strategic initiatives. These costs may vary from period-to-period based on the status of these initiatives. In 2007, other operating expenses for this segment included $1.0 million and $3.0 million for the three-month and nine-month periods ended September 30, 2007, respectively, of pre-tax transaction costs for legal, accounting and investment banking services related to the merger with a member of the D. E. Shaw group.

The total operating expenses of the Corporate and Other segment were $1.6 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively. These expenses were $5.4 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. Total operating expenses for the three months and nine months ended September 30, 2007 included the $1.0 million and $3.0 million, respectively of transaction-related expenses.

Investing Results

Net investment income for the three months ended September 30, 2007 was $6.3 million, an increase from the $5.2 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net investment income was $18.0 million, an increase from the $13.7 million for the nine months ended September 30, 2006. The increase in net investment income reflects the significant growth in our cash and invested assets from $504.6 million at September 30, 2006 to $609.1 million at September 30, 2007 and an increase in our average investment yield. The growth in our invested assets is a result of an increase in our net written premiums and our investment of cash generated from operating activities. The following table summarizes our investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Annualized gross investment yield on:
Average cash and invested assets	4.5%	4.6%	4.5%	4.4%
Average fixed maturity securities	4.6%	4.6%	4.6%	4.4%
Annualized tax equivalent yield on:
Average fixed maturity securities	5.4%	5.3%	5.3%	5.0%

Our cash and invested assets consist of fixed maturity securities, equity securities and cash and cash equivalents. Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). The average duration of our fixed maturity security portfolio at September 30, 2007 is approximately 4.7 years.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	September 30, 2007			December 31, 2006
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$250,031	$250,258	43.8%	$198,627	$200,264	40.5%
Mortgage-backed	107,909	107,278	18.8%	92,673	91,760	18.5%
Corporate	73,654	72,719	12.7%	88,561	86,895	17.6%
Asset-backed	67,214	66,915	11.7%	59,226	58,889	11.9%
Obligations of U.S. government corporations and agencies	16,911	16,840	3.0%	25,954	25,568	5.2%
U.S. Treasury securities and obligations guaranteed by the U.S. Government	24,016	23,875	4.2%	23,191	22,640	4.5%
Total fixed maturity securities	539,735	537,885	94.2%	488,232	486,016	98.2%
Equity securities	32,361	33,104	5.8%	8,536	8,703	1.8%
Total investments	$572,096	$570,989	100.0%	$496,768	$494,719	100.0%

The amortized cost and fair value of our investments in fixed maturity securities summarized by contractual maturity were as follows:

	September 30, 2007
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$18,976	$18,822	3.5%
After one year through five years	87,042	86,299	16.0%
After five years through ten years	93,504	93,314	17.4%
After ten years	165,090	165,257	30.7%
Mortgage-backed	107,909	107,278	20.0%
Asset-backed	67,214	66,915	12.4%
Total	$539,735	$537,885	100.0%

At September 30, 2007, our fixed maturity security portfolio had a net unrealized loss of $1.9 million representing 0.3% of the amortized cost of the portfolio. The majority of the unrealized losses on fixed maturity securities at September 30, 2007 are interest rate related. Each fixed maturity security in our portfolio had a fair value that was greater than 91.0% of its amortized cost at September 30, 2007. None of the fixed maturity securities with unrealized losses has ever missed or been delinquent on a scheduled principal or interest payment. At September 30, 2007, 97.1% of our fixed maturity security portfolio was rated ‘‘A−’’ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.

We have concluded that none of the available-for-sale securities with unrealized losses at September 30, 2007 has experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value in this determination.

The balance of our cash and cash equivalents, including restricted cash of $1.7 million, was $38.1 million at September 30, 2007. The percentage of cash and cash equivalents to cash and invested assets was 6.3% at September 30, 2007 compared to 7.5% at December 31, 2006. At September 30, 2007, cash and invested assets per share was $40.24 compared to $35.39 at December 31, 2006.

In the fourth quarter of 2006, we began to invest in equity securities, principally in various market indices. Over time, up to 10.0% of cash and invested assets may be invested in equity securities. At September 30, 2007, equity securities of $33.1 million represented 5.4% of total cash and invested assets.

At September 30, 2007, the Company held $4.3 million in par value of securitizations of alternative-A and sub-prime mortgages, all of which are rated ‘‘AAA’’ by the established ratings agencies.

Interest Expense

Interest expense totaled $1.3 million for both the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, this amount was $3.9 million and $3.0 million, respectively. Interest expense relates primarily to $15.0 million of senior debt and $43.3 million of junior subordinated debt. Interest on these notes accrues at floating rates. The increase in interest expense reflects the issuance of the additional $20.6 million of junior subordinated debt in June 2006.

Commissions, Fees and Other Agency Expenses

Commissions, fees and other agency expenses of $2.2 million for the three months and nine months ended September 30, 2007 represented all of the expenses relating to Align Financial Group which we acquired on July 2, 2007.

Income Taxes

For the three-month and nine-month periods ended September 30, 2007 and 2006, income tax expense differs from the amount computed by applying the Federal statutory income tax rate to income before taxes primarily due to interest income on tax-advantaged state and municipal securities. Our effective tax rates were 30.3% and 31.7%, respectively, for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, those rates were 30.4% and 32.0% respectively. State and municipal securities represented 46.5% of our fixed maturity security portfolio at September 30, 2007 compared to 39.1% at September 30, 2006.

The Company does not have any unrecognized tax benefits at September 30, 2007. Tax year 2004 and all subsequent tax years remain subject to examination by the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

We are organized as a holding company with all of our operations being conducted by our wholly-owned subsidiaries. Accordingly, our holding company receives cash through loans from banks, issuance of equity and debt securities, corporate service fees or dividends received from our subsidiaries, payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions.

The payment to us of dividends by our insurance subsidiaries is limited by statute. In general, these restrictions require that dividends be paid out of earned surplus and limit the aggregate amount of dividends or other distributions that our subsidiaries may declare or pay within any 12-month period without advance regulatory approval. The maximum amount of dividends available to us from our insurance subsidiaries during 2007 without regulatory approval is $33.8 million. However, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends under any applicable formula.

At September 30, 2007, cash and invested assets at our holding company totaled $5.2 million.

During 2007, the Company invested $2.3 million as a minority partner in a real estate joint venture. This joint venture will own and construct a commercial office building which will house the Company’s Richmond, Virginia operations in 2008. The investment is recorded in ‘‘other assets’’ in the accompanying financial statements.

Our net written premium to surplus ratio (defined as annualized net written premiums to statutory surplus) is reviewed by management as well as our rating agency as a measure of leverage and efficiency of deployed capital. As we have a relatively limited operating history, the rating agency’s metrics require us to have a lower premium to surplus ratio than that of some of our competitors. For the three months ended September 30, 2007, our annualized net written premium to surplus ratio was 1.0 to 1.0 (1.1 to 1.0 for the nine months ended September 30, 2007).

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income and proceeds from offerings of debt and equity securities. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses and income taxes.

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$91,644	$103,937
Investing activities	(89,190)	(126,691)
Financing activities	(6,354)	20,221
Change in cash and cash equivalents	$(3,900)	$(2,533)

Cash used in financing activities for the nine months ended September 30, 2007 relates primarily to the $6.8 million of common stock dividends paid during 2007. Cash provided by financing activities in the prior year primarily relates to the proceeds of the trust preferred transaction which closed on June 15, 2006.

Senior Debt and Junior Subordinated Debt

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to three-month LIBOR plus 3.85%. The senior debt is redeemable prior to its stated maturity at our option in whole or in part, on or after May 15, 2009. The terms of the senior debt contain certain covenants, which, among other things, restrict our assuming senior indebtedness secured by our Common Stock or our subsidiaries’ capital stock or issuing shares of our subsidiaries’ capital stock. We are in compliance with all such covenants at September 30, 2007.

We have sold trust preferred securities through three Delaware statutory trusts sponsored and wholly-owned by us. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated debt. The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2007:

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

We have provided a full, irrevocable and unconditional guarantee of payment of the obligations of each of the trusts under the trust preferred securities. The indentures for the junior subordinated debt contain certain covenants with which we are in compliance as of September 30, 2007.

At September 30, 2007, the ratio of total debt outstanding to total capitalization (defined as total debt outstanding plus total stockholders’ equity) was 19.9%. We use capital to support our premium growth and having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using equity alone. Our target debt to total capitalization ratio is 35.0% or less.

Reinsurance

We enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance has been contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2007 and 2006, our net retention was 83.2% and 79.4%, respectively. For the nine months ended September 30, 2007 and 2006, our net retention was 84.4% and 77.1%, respectively.

The following is a summary of our casualty reinsurance effective July 1, 2007:

Line of Business	Company Retention
Primary Casualty	Up to $2.0 million per occurrence
Excess Casualty	$500,000 per occurrence(1)
Workers’ Compensation	$1.0 million per occurrence and losses above $20.0 million per occurrence and above $10.0 million on any one life

(1)	For policies with an occurrence limit of $1.0 million or higher, the excess casualty treaty is set such that our retention is $500,000. For policies where we also write an underlying primary casualty policy, the excess casualty reinsurance reduces our retention to $100,000, which when added to our retention on the primary casualty coverage, results in a total retention of $1.1 million on that risk.

The following is a summary of our property reinsurance in place as of September 30, 2007:

Line of Business	Company Retention
Primary Property	$1.0 million per risk
Excess Property	$2.0 million per risk

Additionally, we have a property reinsurance treaty that covers our per occurrence exposure to terrorism as provided under the Terrorism Risk Insurance Act of 2002. This treaty covers $3.0 million in excess of $2.0 million per risk.

We use catastrophe – modeling software to analyze the risk of severe losses from hurricanes and earthquakes. We model our portfolio of insurance policies in force each month and track our accumulations of exposed values geographically to manage our concentration in any one area. We do not write any primary property insurance with wind coverage within 100 miles of the Southeast and Gulf coasts of the United States or within 30 miles of the Northeast coast of the United States. In that area, we have reduced the concentration of exposed limits on excess property in any 50 mile area to $50.0 million or less. We have imposed a similar limitation on earthquake exposed property we write.

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

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At September 30, 2007, there was no allowance for uncollectible reinsurance recoverables. James River Insurance and Stonewood Insurance generally target reinsurers with A.M. Best financial strength ratings of ‘‘A−’’ (Excellent) or better.

At September 30, 2007, we had reinsurance recoverables on unpaid losses of $99.3 million and reinsurance recoverables on paid losses of $5.9 million. Included in reinsurance recoverables on paid and unpaid losses at September 30, 2007 are $9.8 million of recoverables related to Hurricane Katrina and $9.2 million related to Hurricane Wilma. All but $2.9 million of our total recoverables on paid and unpaid losses at September 30, 2007 were from companies with A.M. Best ratings of ‘‘A−’’ or better or are collateralized. The Company has a total unsecured recoverable of $2.9 million from a reinsurer that is in run-off and had been making payments on an irregular basis through May 2007. Accordingly, in September 2007, the Company began to pursue legal remedies to accelerate our collections.

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

Prior to May 3, 2005 (the date that we filed our Form S-1 with the Securities and Exchange Commission), we used the Minimum Value method to calculate the pro forma disclosures required by Statement 123. We continue to account for the portion of awards granted prior to May 3, 2005 that have not been modified, cancelled or repurchased subsequent to that date using the intrinsic value method prescribed in APB Opinion No. 25 and its related interpretive guidance. When we adopted Statement 123(R), we began recognizing the expense associated with awards issued on or after May 3, 2005 and for awards modified, repurchased or cancelled on or after that date in the income statement over the award’s vesting period using the modified prospective method. Compensation expense amounts related to options are recognized on a straight-line basis over each award’s vesting period in our income statement. We recognized $277,000 and $260,000 of other operating expenses for stock based compensation for the three months ended September 30, 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, such amounts were $817,000 and $721,000, respectively. As of September 30, 2007, there was $2.3 million of estimated unrecognized compensation cost related to non-vested option awards expected to be charged to earnings over a weighted-average period of 2.1 years.

We use a Black-Scholes-Merton option pricing model in determining the fair value of option grants. The following table summarizes the assumptions used to estimate the fair value of our share-based awards issued during the nine months ended September 30, 2007:

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

RECONCILIATION OF NON-GAAP MEASURES

The following table reconciles the underwriting profit by individual insurance segment and of the whole Company to consolidated income before taxes. We believe that these measures are useful to investors in evaluating the performance of our Company and its insurance segments because our objective is to consistently earn underwriting profits. We evaluate the performance of our insurance segments and allocate resources based primarily on underwriting profit of insurance segments. Our definition of underwriting profit of insurance segments and underwriting profit may not be comparable to the definition of underwriting profit for other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Underwriting profit of the insurance segments:
Excess and Surplus Insurance	$10,915	$10,386	$30,106	$28,277
Workers’ Compensation Insurance	732	290	3,802	57
Total underwriting profit of insurance segments	11,647	10,676	33,908	28,334
Other operating expenses of the Corporate and Other segment (a)	(1,618)	(1,010)	(5,433)	(2,817)
Underwriting profit	10,029	9,666	28,475	25,517
Net investment income	6,280	5,191	18,002	13,690
Net realized investment losses	(64)	(64)	(91)	(148)
Other income	1,891	67	2,029	155
Commissions, fees and other agency expenses	(2,181)	—	(2,181)	—
Interest expense	(1,340)	(1,305)	(3,922)	(2,978)
Consolidated income before taxes	$14,615	$13,555	$42,312	$36,236

(a)	Includes costs relating to the D. E. Shaw transaction of $1.0 million and $3.0 million for the three months and nine months ended September 30, 2007, respectively.

The following table reconciles underwriting profit, income before taxes, Federal income tax expense, net income, earnings per share and combined ratios for the Company showing the effect of the $3.0 million of costs for legal, accounting and investment banking services incurred to date in connection with the transaction. See — ‘‘Proposed Transaction’’.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As Reported	Transaction Costs	As Adjusted	As Reported	Transaction Costs	As Adjusted
	(in thousands, except for share data)
Underwriting profit	$10,029	$952	$10,981	$28,475	$2,966	$31,441
Income before taxes	$14,615	$952	$15,567	$42,312	$2,966	$45,278
Federal income tax expense	(4,431)	(333)	(4,764)	(12,845)	(1,038)	(13,883)
Net income	$10,184	$619	$10,803	$29,467	$1,928	$31,395
Earnings per share:
Basic	$0.67	$0.04	$0.71	$1.95	$0.13	$2.08
Diluted	$0.63	$0.04	$0.67	$1.82	$0.12	$1.94
Ratios:
Loss ratio	56.8%	—	56.8%	57.4%	—	57.4%
Expense ratio	28.2%	1.4%	26.8%	27.6%	1.6%	26.0%
Combined ratio	85.0%	1.4%	83.6%	85.0%	1.6%	83.4%

Management believes that the presentation of underwriting profit, income statement, earnings per share amounts and combined ratio information both before and after the effects of the transaction costs incurred to date relating to the    proposed transaction allow for better comparisons to prior periods. Management considers results both before and after the effects of the transaction costs in assessing performance. Management does not anticipate that additional costs for legal, accounting and investment banking services for such a transaction will be incurred in subsequent fiscal years. Assuming all of the conditions to closing are met, the Company expects the transaction to close in early December.

PROPOSED TRANSACTION

On June 11, 2007, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Franklin Holdings (Bermuda), Ltd., a Bermuda company (Parent) and Franklin Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Parent (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent (the Merger). Parent is a Bermuda-based holding company and member of the D. E. Shaw group, a global investment management firm. We are permitted, under the terms of the Merger Agreement, to continue to pay regular quarterly cash dividends until the consummation of the Merger, such amount not to exceed $0.15 per share per quarter.

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

The closing of the Merger is expected to occur in early December, subject to the receipt of stockholder approval and regulatory approvals and satisfaction or waiver of other customary closing conditions. The Company and Parent filed notification and report forms relating to the Merger under the Hart-Scott-Rodino Act (the HSR Act) with the Federal Trade Commission (the FTC) and the Department of Justice. On July 20, 2007, the FTC granted early termination of the waiting period under the HSR Act with respect to the Merger. Parent made the required filings relating to the Merger with the insurance commissioners of North Carolina and Ohio, the states in which our insurance subsidiaries are domiciled, on July 11, 2007 and subsequently amended such filings on September 25, 2007. The Merger is not subject to a financing condition and equity commitments for the full amount of the Merger Consideration plus funds sufficient to pay all related fees and expenses required to be paid or funded as of or prior to the consummation of the Merger have been received by Parent from affiliates of the D. E. Shaw group.

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

On October 2, 2007, the Company filed a definitive proxy statement with the Securities and Exchange Commission containing information about the Merger and a special meeting of stockholders, to be held on November 6, 2007, at which the Company’s stockholders will be asked to vote on a proposal to approve the Merger Agreement. All holders of the Company’s common stock at the close of business on the record date, September 26, 2007, will be eligible to vote at the special meeting of stockholders.

‘‘SAFE HARBOR’’ STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Form 10-Q contains ‘‘forward-looking’’ statements within the meaning of the Securities Litigation Reform Act of 1995, including among others those concerning: expectations regarding our business and growth strategies, including the softening in the Excess and Surplus Insurance segment’s market; the basis for our reserve estimates; the adequacy of our reserves; our expected cost associated with a catastrophe loss; our belief that our reinsurance recoverables are collectible; expectations regarding lawsuits and expectations regarding the Merger. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: effects of increased competition; effects of the cyclical nature of our business; effects of developments in the financial or capital markets; changes in availability, cost or quality of reinsurance; losses of key personnel or the inability to recruit qualified personnel; payment of claims by reinsurers on time or at all; effects of severe weather conditions and other catastrophes; effects of war or terrorism; changes in relationships with agencies, brokers and agents; changes in rating agency policies or practices; declines in financial ratings; changes in regulations or laws applicable to our insurance subsidiaries; changes in legal theories of liability under our insurance policies; accuracy of assumptions underlying our reserves for losses and loss adjustment expenses and our catastrophe model; actual losses incurred by policyholders as a result of hurricanes; regulatory approvals necessary for the Merger may not be obtained, or required regulatory approvals may delay the Merger or result in the imposition of conditions that could have a material adverse effect on the Company or cause the parties not to complete the transaction; conditions to the closing of the Merger may not be satisfied or waived; the outcome of any legal proceedings initiated against the Company and others following the announcement of the Merger cannot be predicted and could delay or prevent the Merger and could have a material adverse effect on the Company’s results of operations; the business of the Company may suffer as a result of uncertainty surrounding the Merger; the amount of the costs, fees, expenses and charges related to the Merger (including if we are required to pay Parent a termination fee or reimburse Parent’s transaction expenses under the terms of the Merger Agreement); and risks described in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk. Our market risks at September 30, 2007 have not materially changed from those identified in our Form 10-K for the fiscal year ended December 31, 2006.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer or a reinsurer.

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated ‘‘BBB−’’ or higher by Standard & Poor’s, or an equivalent rating by another nationally recognized rating agency. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a ratings changes report, a security watch list and a schedule of securities in unrealized loss positions as part of this process. If a security is rated investment grade at the time that we purchase it and then is downgraded to below investment grade while we hold it, we evaluate the security for impairment, and after discussing the security with our investment managers, make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

At September 30, 2007, the Company held $4.3 million in par value of securitizations of alternative-A and sub-prime mortgages, all of which are rated ‘‘AAA’’ by the established ratings agencies.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of ‘‘A−’’ (Excellent) or better. In an effort to minimize our exposure to the insolvency of our reinsurers, our Security Committee, consisting of our Chief Financial Officer and our corporate actuary, evaluates the acceptability and reviews the financial condition of each reinsurer annually. In addition, our Security Committee continually monitors rating downgrades involving any of our reinsurers. At September 30, 2007, all but $2.9 million of our reinsurance recoverables are either from companies with A.M. Best ratings of ‘‘A−’’ (Excellent) or better, or are collateralized. The Company has a total unsecured recoverable of $2.9 million from a reinsurer that is in run-off and had been making payments on an irregular basis through May 2007. Accordingly, in September 2007, the Company began to pursue legal remedies to accelerate our collections.

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

During the third quarter of 2007, the Company acquired the operations of Align Financial Group. The Company is currently in the process of evaluating the internal controls of the acquired entity, and as part of its ongoing integration activities, the Company is continuing to incorporate controls and procedures into this recently acquired entity. The Company anticipates that the acquired business will be excluded from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

We are aware of two lawsuits filed in connection with the proposed merger.

On June 13, 2007, Levy Investments (the Levy plaintiff) filed a purported class action complaint in the Superior Court for Orange County, North Carolina against the Company, all of the directors of the Company and the D. E. Shaw group (the Levy NC Class Action). The complaint alleges, among other things, that our directors breached their fiduciary duties to our stockholders in approving the merger agreement and that the negotiation and structure of the proposed merger are the result of an unfair process. The complaint seeks, among other things, class certification and an injunction preventing the completion of the merger, and a declaration that the directors breached their fiduciary duties in approving the merger agreement. On September 10, 2007, the Levy plaintiff filed an amended complaint that contains substantially similar allegations as the original complaint, except that it adds allegations that the directors have breached their fiduciary duties to our stockholders by filing a preliminary proxy statement on August 3, 2007 that omitted material information about the proposed merger. Following a hearing on September 18, 2007, the Superior Court for Orange County entered an order to stay the Levy NC Class Action pending the resolution by the Delaware Chancery Court of a proposed settlement of the Cardwell Class Action discussed below.

On August 17, 2007, Judy Quinn Cardwell Roth IRA (the Cardwell plaintiff) filed a purported class action complaint in the Court of Chancery for the State of Delaware in and for New Castle County against the Company, all of the directors of the Company and the D. E. Shaw group (the Cardwell Class Action). The complaint alleges, among other things, that our directors breached their fiduciary duties to our stockholders in approving the merger agreement, that certain of the defendants acted to better their own interests at the expense of our stockholders, that our management engineered and timed the proposed merger to freeze-out our public stockholders in order to capture the benefits of our future potential without paying adequate or fair consideration to our public stockholders while enabling our largest stockholders to liquidate their holdings and realize significant gain, that the consideration to be paid in the proposed merger is unfair and inadequate and that our directors breached their fiduciary duties to our stockholders in not pursuing negotiations or proposals from other interested parties. The complaint also alleges that our preliminary proxy statement, filed on August 3, 2007, omitted information that is material to our stockholders’ decisions whether to approve the proposed merger or seek appraisal. The complaint seeks, among other things, class certification, an injunction preventing the completion of the merger, damages for all profits and special benefits obtained by the defendants in connection with the merger and the award of plaintiff’s costs and expenses, including attorney and expert fees.

On September 17, 2007, the parties entered into a memorandum of understanding (the MOU) with the plaintiff in the Cardwell Class Action, providing for the settlement of the Cardwell Class Action subject to approval by the Chancery Court. In connection with the terms of the MOU and the contemplated settlement, the Company agreed to make additional disclosures to stockholders, which disclosures are contained in the definitive proxy statement filed on October 2, 2007 in connection with the proposed merger.

On October 12, 2007, the Levy plaintiff filed a purported class action complaint in the Court of Chancery for the State of Delaware in and for New Castle County against the Company, all of the directors of the Company and the D. E. Shaw group (the Levy Delaware Class Action). Following a motion by the Cardwell plaintiff, the Court of Chancery entered an order to consolidate the Cardwell Class Action and the Levy Delaware Class Action (together, the Consolidated Class Action) on October 17, 2007. On November 2, 2007, the parties to the Consolidated Class Action entered into a Stipulation and Agreement of Compromise, Settlement and Release (the    Stipulation), providing for the settlement of the Consolidated Class Action subject to approval by the Chancery Court. The parties submitted the Stipulation to the Chancery Court on November 2, 2007 and the Court is expected to set a date for a hearing to determine whether to approve the settlement.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from the risk factors disclosed in our Form10-K for the year ended December 31, 2006, except for risks related to the Merger with a member of the D. E. Shaw group, a global investment management firm, as described in Note 2 to the unaudited condensed consolidated financial statements. We are subject to several risks relating to the Merger, including the following:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement in which case we may be obligated to pay (a) a termination fee of approximately $11.5 million and (b) an expense reimbursement of up to approximately $3.6 million;

•	if the proposed Merger is not completed, the share price of our Common Stock may change to the extent that the current market price of our Common Stock reflects an assumption that the proposed Merger will be completed;

•	the outcome of any legal proceedings, including the Levy complaint and the Cardwell complaint, that have been or may be instituted against us and others relating to the Merger cannot be determined and may have a material adverse effect on our results of operations or may prevent or delay the Merger;

•	failure to obtain stockholder approval or the failure to satisfy other conditions, including regulatory approvals, may prevent or delay the closing of the Merger;

•	the failure of the Merger to be completed for any reason;

•	the risk that the Merger disrupts current plans and operations and that our management and employees’ attention may be diverted from day-to-day operations;

•	the potential difficulties in employee retention as a result of the Merger;

•	the effect of the announcement of the Merger on our agency and broker relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the Merger, including the fees for legal, accounting and investment banking services, is significant and will continue and will adversely affect our results of operations; and

•	the failure of the Merger to be completed for any reason may result in unfavorable publicity and/or a negative impression of us in the investment community.

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

Item 6.    Exhibits.

Number	Exhibit
2.1	Agreement and Plan of Merger dated as of June 11, 2007 among Franklin Holdings (Bermuda), Ltd., Franklin Acquisition Corp. and James River Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated June 12, 2007 (File No. 000-51480)).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
3.2	Form of Third Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 12, 2005 (File No. 000-51480)).
4.1	Specimen Stock Certificate, representing James River Group, Inc. common stock, par value $0.0l per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.2	Form of Warrant relating to Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.3	Registration Rights Agreement dated January 21, 2003, by and among James River Group, Inc. and certain stockholders as named therein (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (FileNo.333-124605)).
4.4	Indenture dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.5	Indenture dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.6	Amended and Restated Declaration of Trust of James River Capital Trust I dated as of May 26, 2004, by and among James River Group, Inc., the Trustees (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.7	Preferred Securities Guarantee Agreement dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the Holders (as defined therein) of James River Capital Trust I (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.8	Indenture dated December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).

Number	Exhibit
4.9	Amended and Restated Declaration of Trust of James River Capital Trust II dated as of December 15, 2004, by and among James River Group, Inc., the Trustees (as defined therein), the Administrators (as named therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.10	Guarantee Agreement dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the Holders (as defined therein) from time to time of the capital securities of James River Capital Trust II (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1 (File No. 333-124605)).
4.11	Indenture dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036.**
4.12	Amended and Restated Declaration of Trust of James River Capital Trust III dated as of June 15, 2006, by and among James River Group, Inc., the Trustees (as defined therein), the Administrators (as named therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III.**
4.13	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the Holders (as defined therein) from time to time of the capital securities of James River Capital Trust III.**
11	Statement re computation of per share earnings is included in Note 4 to the Condensed Consolidated Financial Statements in Item 1, ‘‘Financial Statements’’, of this report on Form 10-Q.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Exhibit not included pursuant to Item 601 (b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

James River Group, Inc.
November 6, 2007	/s/ Gregg T. Davis
Gregg T. Davis Executive Vice President – Finance and Treasurer